Form 10-Q
period 1996-05-15
ALAMO RENT A CAR INC; ALAMO RENT A CAR BELGIUM INC; ALAMO RENT A CAR CANADA INC; DKBERT ASSOC; GREEN CORN INC; GUY SALMON USA INC; TERRITORY BLUE INC; TOWER ADVERTISING GROUP INC; GUY SALMON USA LTD
filed 1996-05-15
CIK 1004941, 1005485, 1005486, 1005487, 1005488, 1005489, 1005490, 1005491, 1005492

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q


     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996
                               or
     ( )  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number  33-80271



                     ALAMO RENT-A-CAR, INC.
     (Exact name of registrant as specified in its charter)



            FLORIDA                         59-1465528
(State or other jurisdiction of   (I.R.S. employer identification
 incorporation or organization)                no.)

 110 Tower, 110 S.E. 6th Street, Fort Lauderdale, Florida  33301
            (Address of principal executive offices)
                           (zip code)


                         (954) 522-0000
      (Registrant's telephone number, including area code)

               SEE TABLE OF CO-REGISTRANTS BELOW.

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13    or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------     -----

As of May 15, 1996, each corporate registrant had outstanding 980 shares of common stock, par value $0.01 per share.

                   TABLE OF CO-REGISTRANTS(1)

                                    STATE OR OTHER
                                   JURISDICTION OF     IRS EMPLOYER
                                   INCORPORATION OR   IDENTIFICATION
              NAME                   ORGANIZATION         NUMBER
              ----                  -------------        -------

Alamo Rent-A-Car (Belgium), Inc.       Florida          65-0489368

Alamo Rent-A-Car (Canada), Inc.        Florida          65-0568278

DKBERT Assoc.                                           59-1946177
                                       Florida
                                       (General
                                     Partnership)

Green Corn, Inc.                       Florida          59-1694750

Guy Salmon USA, Inc.                   Florida          65-0200221

Guy Salmon USA, Ltd.                   Florida          65-0200220
                                       (Limited
                                     Partnership)

Territory Blue, Inc.                   Florida          65-0579364

Tower Advertising Group, Inc.          Florida          65-0163142


(1) Address, including zip code, and    110 Tower
    telephone number, including area    110 S.E. 6th Street
    code, of principal executive        Fort Lauderdale, Florida  33301
    offices of Co-Registrants           (954) 522-0000

                     ALAMO RENT-A-CAR, INC.

                     TABLE OF CONTENTS

               FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED MARCH 31, 1996

PART I   FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements

         Combined Condensed Financial Statements:
           Combined Condensed Balance Sheets - March 31,
            1996 and December 31, 1995                      1
           Combined Condensed Statements of Operations -
            Three Months Ended March 31, 1996 and 1995 2 Combined Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995      3

         Combining Condensed Financial Statements:
           Combining Condensed Balance Sheets - March 31,
            1996 and December 31, 1995                      4
           Combining Condensed Statements of Operations -
            Three Months Ended March 31, 1996 and 1995 6 Combining Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995      8

         Notes to Combined and Combining Condensed
          Financial Statements                             10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                 23

Item 2.  Changes in Securities                             23

Item 3.  Defaults upon Senior Securities                   23

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           23

Item 5.  Other Information                                 23

Item 6.  Exhibits and Reports on Form 8-K                  23

              ALAMO RENT-A-CAR, INC. AND AFFILIATES

                COMBINED CONDENSED BALANCE SHEETS
                  (Dollar amounts in thousands)

                                         March 31,    December 31,
               Assets                      1996           1995
               ------                   ---------     -----------
                                       (Unaudited)     (Audited)

Cash and cash equivalents                $ 19,470      $ 11,446
Investments, at cost                       63,852        63,133
Receivables:
 Trade, less allowance for doubtful
  accounts of $5,550 and $5,214 in
  1996 and 1995, respectively              71,660        67,418
 Vehicle                                   52,962        94,408
 Notes, mortgages and other due from
  uncombined affiliates                       560         2,409
 Other                                     21,276         7,775
                                      -----------   -----------
                                          146,458       172,010
                                      -----------   -----------

Revenue earning vehicles, net           1,864,265     1,478,409
Property and equipment, net               213,391       213,985
Other assets                               66,076        61,762
                                      -----------   -----------
                                      $ 2,373,512   $ 2,000,745
                                      ===========   ===========

        Liabilities and Equity
        ----------------------

Notes payable and lines of credit
 secured by revenue earning vehicles  $ 1,818,453   $ 1,546,122
Estimated auto liability claims           110,200       112,448
Accounts payable to uncombined
 affiliates                                 1,419         1,677
Accounts payable                          123,632       116,374
Other debt                                228,499       137,266
Accrued expenses                           28,725        11,050
Customer deposits                          12,283         9,843
                                      -----------   -----------
  Total liabilities                     2,323,211     1,934,780
                                      -----------   -----------

Minority interest (deficiency in
 assets)                                     (459)         -

Equity:
 Common stock                                   5             5
 Additional paid-in capital                 9,494         9,494
 Retained earnings and partners'
  capital                                  37,491        53,881
 Translation adjustment                     3,770         2,585
                                      -----------   -----------
  Total equity                             50,760        65,965
                                      -----------   -----------

                                      $ 2,373,512   $ 2,000,745
                                      ===========     =========

The accompanying notes are an integral part of these financial statements.


              ALAMO RENT-A-CAR, INC. AND AFFILIATES

           COMBINED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                  (Dollar amounts in thousands)

                                               Three Months Ended
                                                    March 31,
                                           --------------------------
                                                1996          1995
                                                ----          ----
Revenue:
  Vehicle rentals                             $ 323,785     $ 299,727
  Interest                                        1,536         1,602
  Revenue from uncombined affiliates                280           -
  Other                                             511           959
                                              ---------     ---------

                                                326,112       302,288
                                              ---------     ---------
Costs and expenses:
  Vehicle depreciation                           89,318        86,216
  Vehicle interest                               26,639        30,037
  Vehicle leases                                  4,424        11,914
  Selling, general and administrative           214,186       201,484
  Other interest, net of amounts
    capitalized of $-0- and $231 at
    March 31, 1996 and 1995, respectively
    by DKBERT                                     4,333         2,732
  Minority interest in net loss of
    consolidated subsidiaries                     (459)         (763)
                                              ---------     ---------

                                                338,441       331,620
                                              ---------     ---------

    Net loss                                  $(12,329)     $(29,332)
                                              =========     =========

The accompanying notes are an integral part of these financial statements.


              ALAMO RENT-A-CAR, INC. AND AFFILIATES

           COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                  (Dollar amounts in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities                  $ 86,752      $ 72,605
                                                      --------      --------

Cash flows from investing activities:
 Cash received from sale of revenue earning vehicles    427,048       776,704
 Cash paid to suppliers of revenue earning vehicles    (862,744)     (834,820)
 (Purchase) sale of investments                            (719)        1,820
 Capital expenditures                                    (5,919)      (11,284)
 Proceeds from sale of property and equipment             1,292           786
                                                       --------      --------
  Net cash used in investing activities                (441,042)      (66,794)
                                                       --------      --------

Cash flows from financing activities:
 Proceeds from revenue earning vehicle financing        853,848       836,947
 Principal payments on revenue earning vehicle
  financing                                            (578,466)     (833,417)
 Proceeds from other debt                               101,500         1,465
 Principal payments on other debt                       (10,080)       (7,349)
 Dividends and distributions                             (4,308)       (5,240)
                                                       --------      --------

   Net cash provided by (used in)
    financing activities                                362,494        (7,594)
                                                       --------      --------
Effect of exchange rate changes on cash                    (180)          441
                                                       --------      --------

Net increase (decrease) in cash and cash equivalents      8,024        (1,342)
Cash and cash equivalents at beginning of period         11,446        15,698
                                                       --------      --------

Cash and cash equivalents at end of period             $ 19,470      $ 14,356
                                                       ========      ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                             $ 31,713      $ 23,107
                                                       ========      ========
  Income taxes                                         $   -         $    227
                                                       ========      ========

The accompanying notes are an integral part of these financial statements.


                             ALAMO RENT-A-CAR, INC. AND AFFILIATES

                              COMBINING CONDENSED BALANCE SHEETS
                                          (Unaudited)
                                 (Dollar amounts in thousands)

                                       March 31, 1996
                                                                     Alamo
                                                           GUSA    Affiliated
         Assets              Alamo          DKBERT         Ltd.     Companies  Eliminations  Combined
         ------              -----          ------         ----    ----------  ------------  --------
Cash and cash                 $   10,146    $    286     $  8,153    $   885    $     -      $   19,470
  equivalents
Investments, at cost              63,345         507          -           -           -          63,852
Receivables:
  Trade, less allowance for
   doubtful accounts of
   $1,525, $-0-, $3,803 and
   $222 for Alamo, DKBERT,
   GUSA, Ltd., and Alamo
   Affiliated Companies,
   respectively                   50,078         -         20,766        816          -          71,660
  Vehicle                         41,122         -         11,504        336          -          52,962
  Notes, mortgages and other
   due from affiliates            51,692       1,817        4,195      4,405     (61,549)           560
  Other                           20,495         184          352        245          -          21,276
                              ----------    --------     --------    -------    ---------    ----------
                                 163,387       2,001       36,817      5,802     (61,549)       146,458
                              ----------    --------     --------    -------    ---------    ----------

Revenue earning vehicles,
  net                          1,712,121         -        145,955      6,189          -       1,864,265
Property and equipment, net       72,717     135,686        3,763      1,225          -         213,391
Other assets                      45,555       2,085       18,944        937      (1,445)        66,076
                              ----------    --------     --------    -------    ---------    ----------

                              $2,067,271    $140,565     $213,632    $15,038    $(62,994)    $2,373,512
                              ==========    ========     ========    =======    =========    ==========

   Liabilities and Equity
   ----------------------
Notes payable and lines of
  credit secured by
  revenue earning vehicles    $1,652,233    $   -        $160,054    $ 6,166    $     -      $1,818,453
Mortgages and notes payable
  to affiliates                      -         5,716        5,277         27     (11,020)         -

Estimated auto liability
  claims                         108,378        -           1,763         59          -         110,200
Accounts payable to
  affiliates                       4,738        -          37,800      9,583     (50,702)         1,419
Accounts payable                  98,784         988       21,431      3,580      (1,151)       123,632
Other debt                        98,400     119,194       10,905        -            -         228,499
Accrued expenses                  20,540         981        7,032        172          -          28,725
Customer deposits                 10,919       1,928          801        117      (1,482)        12,283
                              ----------    --------     --------    -------    ---------    ----------
    Total liabilities          1,993,992     128,807      245,063     19,704     (64,355)     2,323,211
                              ----------    --------     --------    -------    ---------    ----------

Minority interest
  (deficiency in assets)             -          -            (339)       155        (275)          (459)

Equity:
  Common stock                         1        -            -             4          -               5
  Additional paid-in capital       9,568        -            -         2,102      (2,176)         9,494
  Retained earnings and
    partners' capital             63,710      11,758      (34,896)    (6,893)      3,812         37,491
  Translation adjustment             -           -          3,804        (34)         -           3,770
                              ----------    --------     --------    -------    ---------    ----------
    Total equity                  73,279      11,758      (31,092)    (4,821)      1,636         50,760
                              ----------    --------     --------    -------    ---------    ----------

                              $2,067,271    $140,565     $213,632    $15,038    $(62,994)    $2,373,512
                              ==========    ========     ========    =======    =========    ==========

The accompanying notes are an integral part of these financial statements.


                               ALAMO RENT-A-CAR, INC. AND AFFILIATES

                                COMBINING CONDENSED BALANCE SHEETS
                                             (Audited)
                                    (Dollar amounts in thousands)

                                        December 31, 1995
                                                                  Alamo
                                                       GUSA     Affiliated
         Assets                 Alamo      DKBERT      Ltd.      Companies   Eliminations  Combined
         ------                 -----      ------      ----     ----------   ------------  --------
Cash and cash                $     5,987  $     79    $  3,777    $ 1,603      $     -     $   11,446
  equivalents
Investments, at cost              62,626       507          -          -             -         63,133
Receivables:
  Trade, less allowance for
    doubtful accounts of
    $1,423, $-0-, $3,692 and
    $99 for Alamo, DKBERT,
    GUSA Ltd., and Alamo
    Affiliated Companies,
    respectively
                                  42,004        -       24,770        644           -          67,418
  Vehicle                         78,619        -       15,494        295           -          94,408
  Notes, mortgages and other
    due from affiliates           21,960       680       7,128      1,772        (29,131)       2,409
  Other                            6,586       211         480        498           -           7,775
                             ----------   --------    --------    -------      ----------  ----------
                                 149,169       891      47,872      3,209        (29,131)     172,010
                             ----------   --------    --------    -------      ----------  ----------

Revenue earning vehicles,
  net                          1,327,572       -       145,541      5,296           -       1,478,409
Property and equipment, net       73,504   134,789       4,487      1,205           -         213,985
Other assets                      40,155     2,683      19,458        948         (1,482)      61,762
                             ----------   --------    --------    -------      ----------  ----------

                             $ 1,659,013  $138,949    $221,135    $12,261       $(30,613)  $2,000,745
                             ==========   ========    ========    =======      ==========  ==========
    Liabilities and Equity
    ----------------------
Notes payable and lines of
  credit secured by
  revenue earning vehicles   $ 1,346,651  $    -      $193,936    $ 5,535      $    -      $1,546,122
Mortgages and notes payable
  to affiliates                    -         8,815       4,827         16        (13,658)         -
Estimated auto liability
  claims                         110,334       -         2,079         35           -         112,448
Accounts payable to
  affiliates                       5,354     3,938       1,931      6,977        (16,523)       1,677
Accounts payable                  88,302     2,435      23,467      2,203            (33)     116,374
Other debt                         8,700   109,128      19,438         -            -         137,266
Accrued expenses                   8,543       836       1,183        488           -          11,050
Customer deposits                  8,446     1,928         808        142         (1,481)       9,843
                              ----------   --------    --------    -------      ----------  ----------
Total liabilities              1,576,330   127,080     247,669     15,396        (31,695)   1,934,780
                              ----------   --------    --------    -------      ----------  ----------

Minority interest                  -           -           119        156           (275)        -

Equity:
 Common stock                         1        -            -           4           -               5
 Additional paid-in capital       9,568        -            -       2,102         (2,176)       9,494
 Retained earnings and
  partners' capital              73,114     11,869     (29,326)    (5,309)         3,533       53,881
 Translation adjustment           -            -         2,673        (88)          -           2,585
                             ----------   --------    --------    -------      ----------  ----------
   Total equity                  82,683     11,869     (26,653)    (3,291)         1,357       65,965
                             ----------   --------    --------    -------      ----------  ----------

                             $1,659,013   $138,949    $221,135    $12,261      $ (30,613)  $2,000,745
                             ==========   ========    ========    =======      ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                 ALAMO RENT-A-CAR, INC. AND AFFILIATES

                            COMBINING CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                   (Dollar amounts in thousands)

                                              Three Months Ended March 31, 1996
                         -------------------------------------------------------------------------
                                                                  Alamo
                                                     GUSA      Affiliated
                            Alamo       DKBERT       Ltd.       Companies  Eliminations   Combined
                            -----       ------       ----      ----------  ------------   --------

Revenue:
  Vehicle rentals          $293,917     $    -      $28,825      $ 1,646     $    (603)    $ 323,785
  Interest                    2,305         584          58            3        (1,414)        1,536
  Revenue from affiliates        -        4,012         986        6,625       (11,343)          280
  Other                          -           -          440           71            -            511
                           ---------    --------    --------    --------    ----------      ---------
                            296,222       4,596      30,309        8,345       (13,360)      326,112
                           ---------    --------    --------    --------    ----------      ---------

Costs and expenses:
  Vehicle depreciation       85,335          -        3,633          350            -         89,318
  Vehicle interest           24,270          -        2,298           71            -         26,639
  Vehicle leases              3,211          -        1,019          194            -          4,424
  Selling, general and
    administrative          187,547       1,738      28,246        8,719       (12,064)      214,186
  Other interest, net of
    amounts capitalized of
    $- 0- by DKBERT           1,524       2,921       1,142           74        (1,328)        4,333
  Minority interest in net
    loss of consolidated
    subsidiaries                 -           -         (459)          -             -           (459)
                           ---------    --------    --------    --------    ----------      ---------

                            301,887       4,659      35,879       9,408        (13,392)      338,441
                           ---------    --------    --------    --------    ----------      ---------

      Net loss             $ (5,665)    $   (63)    $(5,570)    $(1,063)    $       32      $(12,329)
                           =========    ========    ========    ========    ==========      =========


The accompanying notes are an integral part of these financial statements.


                               ALAMO RENT-A-CAR, INC. AND AFFILIATES

                          COMBINING CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                                 (Dollar amounts in thousands)

                                             Three Months Ended March 31, 1995
                         -------------------------------------------------------------------------
                                                                  Alamo
                                                     GUSA      Affiliated
                            Alamo       DKBERT       Ltd.       Companies  Eliminations   Combined
                            -----       ------       ----      ----------  ------------   --------
Revenue:
  Vehicle rentals           $273,705    $    -      $25,332      $  690      $      -     $  299,727
  Interest                     2,337         99          28          20           (882)        1,602
  Revenue from affiliates         -       4,121          -          204         (4,325)           -
  Other                           -         162       1,758         186         (1,147)          959
                            ---------    ------     --------     -------     ---------    -----------
                             276,042      4,382      27,118       1,100         (6,354)      302,288
                            ---------    ------     --------     -------     ---------    -----------
Costs and expenses:
  Vehicle depreciation        82,088         -        4,068          60             -         86,216
  Vehicle interest            29,030         -          994          13             -         30,037
  Vehicle leases              10,273         -        1,458         183             -         11,914
  Selling, general and
    administrative           179,070      1,649      24,451       1,070        (4,756)       201,484
  Other interest, net of
    amounts capitalized of
    $231 by DKBERT               848      2,518         248          -           (882)         2,732
  Minority interest in net
    loss of consolidated
    subsidiaries                  -          -         (763)         -             -            (763)
                            ---------    ------     --------     -------     ---------    -----------

                             301,309      4,167      30,456       1,326        (5,638)       331,620
                            ---------    ------     --------     -------     ---------    -----------

      Net income (loss)     $(25,267)    $  215     $(3,338)     $ (226)     $   (716)    $  (29,332)
                            =========    ======     ========     =======     =========    ===========

The accompanying notes are an integral part of these financial statements.


                               ALAMO RENT-A-CAR, INC. AND AFFILIATES

                           COMBINING CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                  (Dollar amounts in thousands)

                                                Three Months Ended March 31, 1996
                               -------------------------------------------------------------------------
                                                                      Alamo
                                                          GUSA      Affiliated
                                 Alamo       DKBERT       Ltd.       Companies  Eliminations   Combined
                                 -----       ------       ----      ----------  ------------   --------
Cash flows from operating
  activities                    $ 78,173     $ (4,787)   $  6,031     $    412    $    6,923   $  86,752
                               ---------     --------    --------     --------    ----------    ----------
Cash flows from
  investing activities:
  Cash received from sale of
    revenue earning vehicles     345,961           -       78,422        2,665            -      427,048
  Cash paid to suppliers of
    revenue earning vehicles    (778,348)          -      (80,350)      (4,046)           -     (862,744)
  Purchase of investments           (719)          -           -            -             -         (719)
  Capital expenditures            (3,073)      (2,247)       (510)         (89)           -       (5,919)
  Proceeds from sale of
    property and equipment           970          322          -            -             -        1,292
                               ---------     --------    --------     --------    ----------    ----------
    Net cash used in investing
      activities                (435,209)      (1,925)     (2,438)      (1,470)           -     (441,042)
                               ---------     --------    --------     --------    ----------    ----------
Cash flows from
  financing activities:
  Proceeds from revenue
    earning vehicle
    financing                    776,608           -       73,599        3,641            -      853,848
  Principal payments on
    revenue earning vehicle
    financing                   (471,026)          -     (104,515)      (2,925)           -     (578,466)
  Proceeds from issuance of
    other debt                    90,000       11,500          -            -             -      101,500
  Principal payments on
    other debt                      (300)      (1,434)     (8,346)          -             -      (10,080)
  Collections from affiliate       2,975           -       48,464          167       (51,606)         -
  Payments to affiliate          (33,323)      (3,099)     (8,261)          -         44,683          -
  Dividends and
    distributions                 (3,739)         (48)         -          (521)           -       (4,308)
                               ---------     --------    --------     --------    ----------    ----------
    Net cash provided by
      financing activities
                                 361,195        6,919         941          362        (6,923)     362,641
                               ---------     --------    --------     --------    ----------    ----------
Effect of exchange rate
  changes on cash                     -            -         (158)         (22)           -          (180)
Net increase (decrease) in
  cash and cash
  equivalents                      4,159          207       4,376         (718)           -         8,024
Cash and cash equivalents
  at beginning of period           5,987           79       3,777        1,603            -        11,446
                               ---------     --------    --------     --------    ----------    ----------

Cash and cash equivalents
  at end of period             $  10,146     $    286    $  8,153     $    885    $       -     $  19,470
                               =========     ========    ========     ========    ==========    ==========
Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
    Interest                   $ 25,794      $  5,991    $  3,487     $    146    $ (3,705)     $ 31,713
                               =========     ========    ========     ========    ==========    ==========
    Income taxes               $     -       $     -     $     -      $     -     $     -       $     -
                               =========     ========    ========     ========    ==========    ==========

The accompanying notes are an integral part of these financial statements.


                                ALAMO RENT-A-CAR, INC. AND AFFILIATES

                            COMBINING CONDENSED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                    (Dollar amounts in thousands)

                                                  Three Months Ended March 31, 1995
                             -------------------------------------------------------------------------
                                                                    Alamo
                                                           GUSA   Affiliated
                                   Alamo       DKBERT      Ltd.    Companies  Eliminations   Combined
                                   -----       ------      ----   ----------  ------------   --------
Cash flows from operating
  activities                     $  65,999    $  1,426   $  7,224   $   (368)  $   (1,676)   $  72,605
                                 ----------   ---------  --------   --------   ----------    ----------
Cash flows from
  investing activities:
  Cash received from sale of
    revenue earning vehicles       725,009          -      51,252        443           -       776,704
  Cash paid to suppliers of
    revenue earning vehicles      (776,140)         -     (57,900)      (780)          -      (834,820)
  Sale of investments                1,817           3         -          -            -         1,820
  Capital expenditures              (8,785)     (2,220)      (259)       (20)          -       (11,284)
  Proceeds from sale of
    property and equipment             103         398        285         -            -           786
                                 ----------   ---------  --------   --------   ----------    ----------
    Net cash used in investing
      activities                   (57,996)     (1,819)    (6,622)      (357)          -       (66,794)
                                 ----------   ---------  --------   --------   ----------    ----------
Cash flows from
  financing activities:
  Proceeds from revenue
    earning vehicle
    financing                      790,331          -      45,716        900           -       836,947
  Principal payments on
    revenue earning vehicle
    financing                     (782,140)         -     (50,699)      (578)          -      (833,417)
  Proceeds from other debt
                                        -           -       1,465         -            -         1,465
  Principal payments on
    other debt                        (528)     (3,514)    (3,468)        (4)         165       (7,349)
  Collections from affiliate         1,698       4,119      2,124         30       (7,971)          -
  Payments to affiliate             (9,703)        (56)       440       (163)       9,482           -
  Dividends and
    distributions                   (4,883)       (268)        -         (89)          -        (5,240)
                                 ----------   ---------  --------   --------   ----------    ----------
    Net cash provided by (used
      in) financing activities      (5,225)        281     (4,422)        96        1,676       (7,594)
                                 ----------   ---------  --------   --------   ----------    ----------

Effect of exchange rate
  changes on cash                       -           -         430         11           -           441

Net increase (decrease) in
  cash and cash
  equivalents                        2,778        (112)    (3,390)      (618)          -        (1,342)
Cash and cash equivalents
  at beginning of period             6,598         466      6,400      2,234           -        15,698
                                 ----------   ---------  --------   --------   ----------    ----------

Cash and cash equivalents
  at end of period               $   9,376    $    354   $  3,010   $  1,616   $       -     $  14,356
                                 ==========   =========  ========   ========   ==========    ==========
Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
    Interest                     $  20,423    $  2,324   $  1,242   $     -    $     (882)    $ 23,107
                                 ==========   =========  ========   ========   ==========    ==========
    Income taxes                 $     227    $     -    $     -    $     -    $       -     $     227
                                 ==========   =========  ========   ========   ==========    ==========

The accompanying notes are an integral part of these financial statements.


              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            Unaudited

(1)  INTERIM FINANCIAL STATEMENTS AND BASIS OF PRESENTATION


     The accompanying condensed financial statements include the accounts of the following entities, each entity affiliated with each other as a result of common ownership and common management: (i) Alamo Rent-A-Car, Inc. and Affiliate (Alamo), (ii) DKBERT, Assoc., (DKBERT or the Partnership),
     (iii) Guy Salmon USA, Ltd. and Subsidiaries (GUSA Ltd.), and
     (iv) Alamo Rent-A-Car (Belgium), Inc. (Alamo Belgium), Alamo Rent-A-Car (Canada), Inc. (Alamo Canada), Green Corn, Inc. (Green Corn), Guy Salmon (USA), Inc. (GUSA Inc.), Territory Blue, Inc. (Territory Blue), and Tower Advertising Group, Inc. (Tower) (collectively, the Alamo Affiliated Companies). The combined and combining financial statements of each of the above entities (collectively referred to as the "Companies") include the accounts of the Companies and their respective majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in combination. Following is a description of the financial statements included in the combining financial statements:

     (i) The consolidated financial statements of Alamo and Alamo Funding, L.P. (AFL). Alamo has a 99 percent limited partnership interest in AFL and AFL's 1 percent general partner is a corporation owned by the shareholders of Alamo. All significant intercompany balances and transactions have been eliminated in consolidation. Alamo is engaged in the car rental business throughout the United States, primarily on a daily or weekly basis. AFL provides financing to Alamo for the financing or refinancing of revenue earning vehicles. AFL and Alamo have separate corporate existences and separate financial conditions and records. The assets of AFL will be available only to satisfy the claims of its creditors and will not be available to any creditors of Alamo or its other affiliates.

     (ii) The financial statements of DKBERT, a Florida partnership, which owns and leases real property.
            The Partnership is economically dependent on Alamo for rental income sufficient to service its indebtedness.

     (iii) The consolidated financial statements of GUSA Ltd., a Florida limited partnership and the holding company for certain European car rental affiliates of Alamo. The subsidiaries of GUSA Ltd. are (i) Alamo Rent-A-Car (UK) Limited, which conducts the Company's operations in the United Kingdom; (ii) Alamo Rent-A-Car, AG, Zurich which conducts Swiss operations; (iii) Alamo Autovermietung GmbH, which conducts German operations; and (iv) Alamo Rent-A-Car (Vienna) GmbH (organized April 1995) which conducts Austrian operations. All significant intercompany balances and transactions have been eliminated in consolidation. GUSA Ltd. and its subsidiaries are economically dependent on Alamo for administrative support and working capital required to supplement its cash flow needs and to provide interim funding for capital expenditures.

     (iv) The combined financial statements of the Alamo Affiliated Companies, as follows: (i) Alamo Belgium which conducts car rental operations in Belgium;
            (ii) Alamo Canada which conducts car rental operations in Canada; (iii) Green Corn, an entity with limited assets; (iv) GUSA Inc., which owns 79% of Alamo Rent-A-Car B.V. which conducts car rental operations in The Netherlands and owns a minority interest in GUSA Ltd.; (v) Territory Blue, a management company which contracts with certain employees of Alamo and offers management services to certain other entities; and (vi) Tower, which provides advertising services to Alamo. The combined financial statements include the accounts of the Alamo Affiliated Companies and their majority-owned

              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            Unaudited

            subsidiaries. Minority interest represents GUSA Ltd.'s 21% ownership in Alamo Rent-A-Car B.V. All significant intercompany accounts and transactions are eliminated in combination. The Alamo Affiliated Companies are economically dependent on Alamo for administrative support and working capital required to supplement their cash flow needs and to provide interim funding for capital expenditures.

     The accompanying unaudited combined and combining condensed financial statements have been prepared by the Companies in accordance with the accounting policies described in the 1995 Annual Report and should be read in conjunction with the combined financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

(2)  REVENUE EARNING VEHICLES

     Revenue earning vehicles consist of the following (in thousands):


                                          March 31, 1996
                             --------------------------------------------
                                                       Alamo
                                          GUSA,     Affiliated
                               Alamo      Ltd.       Companies    Combined
                               -----      ----       ---------    --------
     Revenue earning      $  1,940,441  $  154,630   $   6,759   $ 2,101,830
     vehicles

     Less accumulated
     depreciation                                         (570)     (237,565)
                             (228,320)      (8,675)
                          ------------  ----------   ---------   -----------

                          $  1,712,121  $  145,955   $   6,189   $ 1,864,265
                          ============  ==========   =========   ===========

                                       December 31, 1995
                          -----------------------------------------------
                                                       Alamo
                                          GUSA,     Affiliated
                               Alamo      Ltd.      Companies    Combined
                               -----      ----      ---------    --------
     Revenue earning      $  1,539,814  $  156,113   $   6,018   $ 1,701,945
     vehicles

     Less accumulated
     depreciation             (212,242)    (10,572)       (722)     (223,536)

                                                              -

                          $  1,327,572  $  145,541   $   5,296   $ 1,478,409
                          ============  ==========   =========   ===========

              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            UNAUDITED

(3)  NOTES PAYABLE AND LINES OF CREDIT SECURED BY REVENUE EARNING
     VEHICLES

     Notes payable and lines of credit secured by revenue earning vehicles consist of the following (in thousands):


                                                  MARCH 31,   DECEMBER 31,
        ALAMO                                       1996          1995
        -----                                       ----          ----
        Amounts under $750 million revolving
         credit agreement and predecessor
         agreements with termination date of
         June 30, 1999; secured by eligible
         vehicle collateral and vehicle
         receivable balances; interest at
         formulas based on prime, Federal funds
         or LIBOR at Alamo's discretion          $   271,376    $    19,393

        Amounts under $580 million loan
         agreement with termination date of
         June 17, 1996; secured by eligible
         vehicle collateral and vehicle
         receivable balances; interest based on
         market dictated commercial paper rates      578,135        579,001

        Senior secured notes payable with
         interest at fixed rates ranging from
         5.58% to 7.08% with various maturity
         dates and amounts as follows: December
         15, 1996 - $133 million; December 15,
         1997 - $25 million; December 15, 1998
         D $113 million; December 15, 2000 -
         $94 million; and, December 15, 2003 -
         $80.5 million; secured by eligible
         vehicle collateral and vehicle
         receivable balances                         445,500        445,500

        Amounts under $250 million loan
         agreement with termination date of
         October 2, 1996; secured by eligible
         vehicle collateral and vehicle
         receivable balances; interest based on
         market dictated commercial paper
         rates.                                      246,774        236,357

        Amounts under $75 million revolving
         credit agreement with termination date
         of December 16, 1996; secured by
         eligible vehicle collateral and
         vehicle receivable balances; interest
         at formulas based on prime or LIBOR at
         Alamo's discretion.                          75,000             -

        Amounts under $90 million term loan and
         predecessor agreements with maturity
         dates and amounts as follows:
         December 1, 1997 - $15 million;
         December 1, 1998 - $75 million;
         secured by eligible vehicle collateral
         and vehicle receivable balances;
         interest at a formula based on LIBOR
         or prime at Alamo's discretion.              22,000         25,000

        Amounts to be financed after period end
         under various revolving credit
         agreements                                   13,448         41,400
                                                 ----------     -----------
                Alamo subtotal                   $1,652,233     $ 1,346,651
                                                 ----------     -----------


              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            Unaudited

                                                  March 31,   December 31,
                                                     1996         1995
                                                     ----         ----
        GUSA Ltd.
        --------
        Amounts under various uncommitted
         revolving lease facilities with
         financing institutions in Great
         Britain; secured by eligible vehicle
         collateral; interest based on an as
         quoted basis dictated by market
         competition                              $  101,699   $   126,874

        Amounts outstanding to mature within six
         months; secured by eligible vehicle
         collateral; interest based on an as
         quoted basis dictated by market
         competition                                  21,734        30,214

        Amounts under deutsche mark (DM) term
         loan and predecessor agreements;
         secured by eligible vehicle collateral
         and vehicle receivable balances;
         interest based on FIBOR plus 125 basis
         points or ICM rate plus 150 basis
         points                                        1,672        14,139

        Amounts under DM 21,000,000 revolving
         credit agreement with various maturity
         dates; secured by eligible vehicle
         collateral and certain real property;
         interest ranging from 4.75% D 9.0%            8,048        11,368

        Amounts under DM 20,000,000 credit
         agreement; secured by eligible vehicle
         collateral and vehicle receivable
         balances; interest based on LIBOR;
         termination date, February 1997               9,923           -

        Other, including amounts to be financed
         after period end, under various
         revolving lease facilities                   16,978        11,341
                                                 -----------   -----------

                GUSA, Ltd. subtotal                  160,054       193,936
                                                 -----------   -----------

        Alamo Affiliated Companies
        --------------------------
        Amounts under Belgium franc (BEF)
         155,520,000 credit facility; secured
         by eligible vehicle collateral;
         interest at Brussels Interbank offered
         rate plus 110 basis points;
         termination date, June 1996;
         guaranteed by Alamo                           1,896         1,946

        Amounts under Canadian dollar
         C$10,000,000 credit agreement; secured
         by eligible vehicle collateral;
         interest at Agent's Bankers
         Acceptances plus 62.5 basis points;
         termination date - June 1998;
         guaranteed by Alamo                           4,270         3,539

        Other                                             -             50
                                                 -----------   -----------

                Alamo Affiliated Companies
                  subtotal                             6,166         5,535
                                                 -----------   -----------

                Combined                         $ 1,818,453   $ 1,546,122
                                                 ===========   ===========

              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            Unaudited

(4)  OTHER DEBT

     Other debt consists of the following (in thousands):

                                                  March 31,   December 31,
        Alamo                                        1996         1995
        -----                                        ----         ----
        11 3/4% Senior Notes due 2006,
           interest payable semi-annually on
           January 31 and July 31 of each year,
           commencing July 31, 1996; unsecured     $  90,000    $        -

        Note payable to bank with interest at
           a formula based on LIBOR or prime
           paid quarterly; secured by a
           building; principal payable in
           quarterly installments beginning
           March 1996 and based on the balance
           outstanding at that date, due
           December 2003                               8,400          8,700
                                                    -------         -------
                Alamo subtotal                        98,400          8,700
                                                    -------         -------
        DKBERT
        ------
        Mortgages payable to GMAC and
           predecessor agreements with interest
           at 9.193%; payable in monthly
           installments, due July 2005; secured
           by real property; guaranteed by
           Alamo                                     108,362        107,840

        11 3/4% Senior Notes due 2006,
           interest payable semi-annually on
           January 31 and July 31 of each year,
           commencing July 31, 1996; unsecured       10,000              -

        Mortgages payable to bank with
           interest at 0.75% over prime;
           variable principal payments due
           December 2000; secured by real
           property; guaranteed by Alamo                832             934

        Other mortgages payable                          -              354
                                                    -------         -------

                DKBERT subtotal                     119,194         109,128
                                                    -------         -------

              ALAMO RENT-A-CAR, INC. AND AFFILIATES

 NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                            Unaudited

                                                  March 31,   December 31,
                                                     1996         1995
                                                     ----         ----
        GUSA, LTD.
        --------
        Note payable to minority shareholder of
           a combined affiliate, paid April 1996    $   3,656     $    3,722

        Term loan agreement with bank, interest
           at LIBOR plus 125 basis points,
           payable monthly; principal payable in
           quarterly installments of $331,000,
           due January 1999; secured by non-
           vehicle equipment, trade receivables         3,955          4,285
           and leasehold improvements

        Amounts under Great Britain pound (GBP)
           10,000,000 revolving credit
           commitment to expire December 21,
           1996; interest based on Sterling
           LIBOR plus 125 basis points or base
           rate plus 125 basis points; secured          3,294         11,431
           by non-vehicle equipment and
           leaseholds

                GUSA, Ltd. subtotal                    10,905         19,438
                                                    ---------     ----------

                Combined                            $ 228,499     $  137,266
                                                    =========     ==========

     The 11 3/4% Senior Notes due 2006 (the "Senior Notes") were issued by the entities described in Note 1 (the "Issuers") in connection with a registration statement on Form S-1 with the Securities and Exchange Commission. The Senior Notes are unsecured, joint and several obligations of each of the Issuers and rank pari passu in right of payment with all existing and future debt (as defined) of the Issuers. The Senior Notes are effectively subordinated to all existing and future secured indebtedness of each of the Issuers.

                         ALAMO RENT-A-CAR, INC. AND AFFILIATES
         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

     (5)  Condensed Financial Information of Alamo Affiliated Companies

          The following table summarizes condensed financial statements of the Alamo Affiliated Companies:


Balance Sheets:

                                                                              As of March 31, 1996
                                   ----------------------------------------------------------------------------------
                                      Alamo       Alamo       Green       GUSA      Territory
                                     Belgium     Canada       Corn        Inc.        Blue        Tower     Combined
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Assets:
 Cash and cash equivalents           $     421   $    108   $      49    $    196    $    -      $    111    $     885
 Receivables, net                          913        355          85       1,059       1,398       1,992        5,802
 Revenue earning vehicles,               2,172      3,913         -           104         -           -          6,189
  net
 Property and equipment,                    42        993         -           110         -           80         1,225
  net
 Other assets                              224        201         -           512         -           -            937
                                     ---------   --------    --------    --------    --------    --------    ---------
                                     $   3,772   $  5,570    $    134    $  1,981    $  1,398    $  2,183    $  15,038
                                     =========   ========    ========    ========    ========    ========    =========
Liabilities and Equity:
 Notes payable and lines             $   1,896   $  4,270    $    -      $     -     $    -      $    -      $   6,166
  of credit secured by
  revenue earning
  vehicles
 Due to affiliates                       1,187      2,226         -         3,004       1,564       1,629        9,610
 Accounts payable                          741        479         -         1,560         -           859        3,639
 Accrued expenses and
  customer deposits                         64        114          10         101         -           -            289
                                     ---------   --------    --------    --------    --------    --------    ---------
    Total liabilities                    3,888      7,089          10       4,665       1,564       2,488       19,704
                                     ---------   --------    --------    --------    --------    --------    ---------
Minority interest                           -          -          -           155         -           -            155
                                     ---------   --------    --------    --------    --------    --------    ---------
Equity (deficit)                         (116)     (1,519)        124      (2,839)       (166)       (305)      (4,821)
                                     ---------   --------    --------    --------    --------    --------    ---------
                                     $  3,772    $  5,570    $    134    $  1,981    $  1,398    $  2,183    $  15,038
                                     =========   ========    ========    ========    ========    ========    =========

                                                          ALAMO RENT-A-CAR, INC. AND AFFILIATES
                                            NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                                                                       Unaudited

                                                                  As of December 31, 1995
                                     ---------------------------------------------------------------------------------
                                       Alamo       Alamo       Green       GUSA     Territory
                                      Belgium     Canada       Corn        Inc.        Blue       Tower       Combined
                                     ---------   --------    --------    --------    --------    --------    ---------
Assets:
 Cash and cash equivalents           $     597   $    283   $     451    $    289         -      $    (17)   $   1,603
 Receivables, net                          874        118         381         783         -         1,053        3,209
 Revenue earning vehicles, net           2,044      3,211         -            41         -            -         5,296
 Property and equipment, net                37      1,018         -           113         -            37        1,205
 Other assets                              131        206         -           611         -            -           948
                                     ---------   --------    --------    --------    --------    --------    ---------
                                     $   3,683   $  4,836    $    832    $  1,837    $    -      $  1,073    $  12,261
                                     =========   ========    ========    ========    ========    ========    =========
Liabilities and Equity:
 Notes payable and lines of
  credit secured by revenue
  earning vehicles                   $   1,946   $  3,589    $     -     $     -     $    -      $     -     $   5,535
 Due to affiliates                       1,187      1,887          -        3,319         -           600        6,993
 Accounts payable                          420        214          -          598         -           971        2,203
 Other debt                                 -          -           -           -          -            -            -
 Accrued expenses and
  customer deposits                        166        107         287         105         -            -           665
                                     ---------   --------    --------    --------    --------    --------    ---------
   Total liabilities                     3,719      5,797         287       4,022         -         1,571       15,396
                                     ---------   --------    --------    --------    --------    --------    ---------
Minority interest                           -          -           -          156         -            -           156
                                     ---------   --------    --------    --------    --------    --------    ---------
Equity (deficit)                           (36)      (961)        545      (2,341)                   (498)      (3,291)
                                     ---------   --------    --------    --------    --------    --------    ---------
                                     $   3,683   $  4,836    $    832    $  1,837    $    -      $  1,073    $  12,261
                                     =========   ========    ========    ========    ========    ========    =========

Statements of Operations:
                                                           Three months ended March 31, 1996
                                     ---------------------------------------------------------------------------------
                                       Alamo       Alamo       Green       GUSA     Territory
                                      Belgium     Canada       Corn        Inc.        Blue       Tower       Combined
                                     ---------   --------    --------    --------    --------    --------    ---------
Revenue:
 Vehicle rentals                     $     359   $    608    $     -     $    679    $     -     $     -     $   1,646
 Revenue from affiliate                     64        314        (151)        366       3,751       2,281        6,625
 Interest and other revenue                 -          -           -           -           -           74           74
                                     ---------   --------    --------    --------    --------    --------    ---------
                                           423        922        (151)      1,045       3,751       2,355        8,345
                                     =========   ========    ========    ========    ========    ========    =========
Costs and expenses:
 Vehicle depreciation                       61        258          -           31          -           -           350
 Vehicle interest                           17         54          -           -           -           -            71
 Vehicle leases                             -           3          -          191          -           -           194
 Selling, general and
  administrative                           426      1,178          12       1,214       3,918       2,045        8,793
                                     ---------   --------    --------    --------    --------    --------    ---------
                                           504      1,493          12       1,436       3,918       2,045        9,408
                                     ---------   --------    --------    --------    --------    --------    ---------
Net income (loss)                    $     (81)  $   (571)   $   (163)   $   (391)   $   (167)   $    310       (1,063)
                                     =========   ========    ========    ========    ========    ========    =========


                      ALAMO RENT-A-CAR, INC. AND AFFILIATES
         NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

                                                               Three months ended March 31, 1995
                                     ---------------------------------------------------------------------------------
                                       Alamo       Alamo       Green       GUSA     Territory
                                      Belgium     Canada       Corn        Inc.        Blue       Tower       Combined
                                     ---------   --------    --------    --------    --------    --------    ---------
Revenue:
 Vehicle rentals                     $     251   $     -     $     -     $    439    $     -     $     -     $     690
 Revenue from affiliate                     -          -           -           -           -          204          204
 Interest and other revenue                 -          -           26         180          -           -           206
                                     ---------   --------    --------    --------    --------    --------    ---------
                                     $     251   $     -     $     26         619    $     -     $    204        1,100
                                     ---------   --------    --------    --------    --------    --------    ---------
Costs and expenses:
 Vehicle depreciation                       60         -           -           -           -                        60
 Vehicle interest                           13         -           -           -           -           -            13
 Vehicle Leases                             -          -           -          183          -           -           183
 Selling, general and
  administrative                           254         -           30         751          -           35        1,070
                                     ---------   --------    --------    --------    --------    --------    ---------
                                           327                     30         934          -           35        1,326
                                     ---------   --------    --------    --------    --------    --------    ---------
Net income (loss)                    $     (76)  $     -     $     (4)   $   (315)   $     -     $    169    $    (226)
                                     =========   ========    ========    ========    ========    ========    =========

Statements of Cash Flows

                                                           Three months ended March 31, 1996
                                     ---------------------------------------------------------------------------------
                                       Alamo       Alamo       Green       GUSA     Territory
                                      Belgium     Canada       Corn        Inc.        Blue       Tower       Combined
                                     ---------   --------    --------    --------    --------    --------    ---------
Net cash provided by (used
 in) operating activities            $     133   $    120    $      5    $     23    $   (167)   $    298    $     412
                                     ---------   --------    --------    --------    --------    --------    ---------
Cash flows from investing
 activities:
 Cash received from sale of
  revenue earning vehicles                 722      1,931          -           12          -           -         2,665
 Cash paid to suppliers of
  revenue earning vehicles              (1,003)    (2,930)         -         (113)         -           -        (4,046)
 Capital expenditures Net
  cash provided used) in
  investing activities                      (8)       (18)         -           (7)         -          (56)         (89)
                                     ---------   --------    --------    --------    --------    --------    ---------
                                          (289)    (1,017)         -         (108)         -          (56)      (1,470)
                                     ---------   --------    --------    --------    --------    --------    ---------
Cash flows from financing
 activities:
 Proceeds from revenue
  earning vehicle financing                850      2,791          -           -           -           -         3,641
 Principal payments on
  revenue earning vehicle
  financing                               (860)    (2,065)         -           -           -           -        (2,925)
 Collection from affiliate                  -          -           -          167          -          167
 Dividends and distributions                -          -         (407)         -           -         (114)        (521)
                                     ---------   --------    --------    --------    --------    --------    ---------
  Net cash used in financing
   activities                              (10)       726        (407)         -          167        (114)        (362)
                                     ---------   --------    --------    --------    --------    --------    ---------
Effect of exchange rate
 changes on cash                           (10)        (4)                     (8)         -                       (22)

Net increase (decrease)in
 cash and cash equivalents                (176)      (175)       (402)        (93)         -          128         (718)

Cash and cash equivalents at
 beginning of period                       597        283         451         289          -          (17)       1,603
                                     ---------   --------    --------    --------    --------    --------    ---------
Cash and cash equivalents at
 end of period                       $     421   $    108    $     49    $    196    $     -     $    111    $     885
                                     =========   ========    ========    ========    ========    ========    =========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES
         NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

                                                           Three months ended March 31, 1995
                                     ---------------------------------------------------------------------------------
                                       Alamo       Alamo       Green       GUSA     Territory
                                      Belgium     Canada       Corn        Inc.        Blue       Tower       Combined
                                     ---------   --------    --------    --------    --------    --------    ---------
Net cash provided by (used
 in) operating activities            $      73   $     -     $     (7)   $     34    $     -     $   (468)   $    (368)
                                     ---------   --------    --------    --------    --------    --------    ---------
Cash flows from investing
 activities:
 Cash received from sale of
  revenue earning vehicles                 400         -           -           43          -           -           443
 Cash paid to suppliers of
  revenue earning vehicles                (648)        -           -         (132)         -           -          (780)
 Capital expenditures                       (7)        -           -          (13)         -           -           (20)
                                     ---------   --------    --------    --------    --------    --------    ---------
   Net cash provided (used) in
    investing activities                  (255)        -           -         (102)         -           -          (357)

Cash flows from financing
 activities:
 Proceeds from revenue
  earning vehicle financing                900         -           -           -           -           -           900
 Principal payments on
  revenue earning vehicle
  financing                               (578)        -           -           -           -           -          (578)
 Payments on other debt                      -         -           -           (4)         -           -            (4)
 Collections from affiliate                  -         -           -           30          -           29           59
 Payments to affiliate                    (192)        -           -           -           -           -          (192)
 Dividends and distributions                 -         -           -           -           -          (89)         (89)
                                     ---------   --------    --------    --------    --------    --------    ---------
  Net cash provided (used) in
    financing activities                   130                                 26                     (60)          96

Effect of exchange rate
 changes on cash                             2         -           -            9          -           -            11

Net increase (decrease) in
 cash and cash equivalents                 (50)        -           (7)        (33)         -         (528)        (618)

Cash and cash equivalents at
 beginning of period                        50         -          429          87                   1,668        2,234
                                     ---------   --------    --------    --------    --------    --------    ---------
Cash and cash equivalents at
 end of period                       $       0   $     -     $    422    $     54    $     -     $  1,140    $   1,616
                                     =========   ========    ========    ========    ========    ========    =========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES
         NOTES TO COMBINED AND COMBINING CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

     (6)    SUPPLEMENTAL FINANCIAL DATA (IN THOUSANDS)


     Balance Sheet:

                                                      March 31, 1996
                              ------------------------------------------------------------------
                                                  European
                                                  Operating                         Combined
                                Issuers (1)    Subsidiaries(2)   Eliminations        Issuers
                              ---------------  ---------------  ---------------  ---------------
Assets                        $     2,187,868  $       211,664  $       (26,020) $     2,373,512
                              ===============  ===============  ===============  ===============
Liabilities                         2,128,093          230,026          (34,908)       2,323,211
Minority interest                          -              (459)              -              (459)
Equity                                 59,775          (17,903)           8,888           50,760
                              ---------------  ---------------  ---------------  ---------------
                              $     2,187,868  $       211,664  $       (26,020) $     2,373,512
                              ===============  ===============  ===============  ===============
                                                     December 31, 1995
                              ------------------------------------------------------------------
                                                  European
                                                  Operating                         Combined
                                Issuers (1)    Subsidiaries(2)   Eliminations        Issuers
                              ---------------  ---------------  ---------------  ---------------
Assets	                      $     1,805,783  $       250,334	$       (55,372) $     2,000,745
                              ===============  ===============  ===============  ===============
Liabilities	                    1,732,611          264,096	        (61,927)       1,934,780
Equity	                               73,172	       (13,762)	          6,555	          65,965
                              ---------------  ---------------  ---------------  ---------------
                              $     1,805,783  $       250,334	$       (55,372) $     2,000,745
                              ===============  ===============  ===============  ===============

Income Statement and Cash Flows:

                                                      March 31, 1996
                              ------------------------------------------------------------------
                                                  European
                                                  Operating                         Combined
                                Issuers (1)    Subsidiaries(2)   Eliminations        Issuers
                              ---------------  ---------------  ---------------  ---------------
Revenue	                      $       300,059  $        30,899	$        (4,845) $       326,112
                              ===============  ===============  ===============  ===============
Net loss                      $       (13,796) $        (4,624)	$         6,091  $       (12,329)
                              ===============  ===============  ===============  ===============
Cash flows from
 operating activities	      $        72,449  $         7,109  $         7,047  $        86,605
                              ===============  ===============  ===============  ===============


                                                       March 31, 1995
                              ------------------------------------------------------------------
                                                  European
                                                  Operating                         Combined
                                Issuers (1)    Subsidiaries(2)   Eliminations        Issuers
                              ---------------  ---------------  ---------------  ---------------
Revenue	                      $       274,987  $        28,448  $        (1,147) $       302,288
                              ===============  ===============  ===============  ===============
Net loss                      $       (28,337) $        (2,712) $         1,717  $       (29,332)
                              ===============  ===============  ===============  ===============
Cash flows from
 operating activities         $        67,395  $         6,886  $        (1,676) $        72,605
                              ===============  ===============  ===============  ===============

       (1) Represents the entities which are the issuers of the Senior Notes referred to in Note 4.

       (2) Represents the European operating subsidiaries of certain of the issuers.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMBINED RESULTS OF OPERATIONS

Revenue. Total revenue for the three months ended March 31, 1996 increased 7.9% to $326.1 million from $302.3 million in the comparable period of 1995. Approximately 85% of this increase was generated by the Companies' domestic rental operations where both rental volume and average daily rental rates improved over the comparable 1995 period. Both factors were driven by increases in air passenger deplanements, primarily in warm weather destinations like Florida and Hawaii.

Costs and Expenses. Total costs and expenses for the three months ended March 31, 1996 increased 2.1% to $338.4 million from the $331.6 million incurred in 1995. As a percentage of total revenues, total costs and expenses decreased to 103.8% from 109.7% in the prior year. Vehicle related costs and expenses (depreciation, leasing and interest) were each individually impacted by a decision to operate a greater percentage of owned versus leased vehicles. In the aggregate, these expenses declined $7.8 million or 6.1% from 1995 levels and decreased as a percentage of revenues from 42.4% in 1995 to 36.9% in 1996. This improvement was due to implementation of the Companies' cost reduction plan, which called for a less expensive fleet mix and improved worldwide utilization, and slightly lower interest rates.

Selling, general and administrative costs increased $12.7 million, or 6.3%, from $201.5 million in 1995 to $214.2 million in 1996. These costs declined as a percentage of revenues from 66.7% in 1995 to 65.7% in 1996 as a result of a Companies' focus on discretionary cost reduction and more effective integration of the operations acquired or established in 1995.

The minority interest in the net loss of the Companies' German operation, shown as a credit to total costs and expenses, declined from $763,000 in 1995 to $459,000 in 1996. This reduction came as a result of the finalization of the German acquisition, whereby the former owner's share in the acquired entity was reduced from 25%, as reported in 1995, to 16% in 1996.

Net Loss. As a result of the factors discussed above, the Companies had a combined net loss of $12.3 million in the first quarter of 1996, a $17 million improvement over the $29.3 million loss incurred in 1995.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities for the three months ended March 31, 1996 increased $14.2 million, or 19.6%, to $86.8 million from $72.6 million in the comparable 1995 period. The excess of cash received from rentals over cash paid to vendors improved consistent with the earnings improvement noted previously.

Net cash used in investing activities increased to $441.0 million in the first three months of 1996, up $374.2 million from the $66.8 million used in the same period of 1995. The increase was due to fewer sales of revenue vehicles in the first quarter of 1996 as the Companies moved a significant share of their seasonal outfleeting activity to the fourth quarter of 1995. Additionally, the Companies had a higher percentage of owned versus leased vehicles in 1996 versus 1995.

Net cash provided by financing activities for the three months ended March 31, 1996 increased $370.1 million to $362.5 million due primarily to the decrease in principal payments on revenue vehicles stemming from the reduced sale, and related debt payoffs, of revenue vehicles as noted above, partially offset by the temporary pay down of vehicle debt from proceeds of the issuance of the Senior Notes.

The Companies use interest swaps in the management of their interest rate risk. At March 31, 1996, the Companies had approximately $1,389.4 million of floating rate indebtedness, of which $175 million had an interest rate protection agreement maturing in 1997. A substantial increase in interest rates could materially adversely affect the Companies' ability to service their debt obligations.

The aggregate amount of the Companies' indebtedness fluctuates as a result of the seasonal aspects of its business, with levels of indebtedness generally higher during the second and third quarters and lower in the first and fourth. At March 31, 1996, the Companies had $2,047.0 million in total indebtedness, of which $1,818.5 million represented secured indebtedness for the purchase of vehicles, versus $1,683.4 million and $1,546.1 million, respectively, at December 31, 1995.

The Companies had $584.8 million of capacity available under their vehicle financing facilities at March 31, 1996. The Companies believe that their cash on hand, cash provided by operations, and available borrowings under their revolving credit facilities will adequately provide for their working capital, debt service, and capital expenditure requirements for at least the next twelve months.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security
          Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits



          Number         Exhibit

          4.1.           Indenture, dated as of February
                         16, 1996, among Alamo Rent-A-Car,
                         Inc., Alamo Rent-A-Car (Belgium),
                         Inc., Alamo Rent-A-Car (Canada),
                         Inc., DKBERT Assoc., Green Corn,
                         Inc., Guy Salmon USA, Inc., Guy
                         Salmon USA, Ltd., Territory Blue,
                         Inc. and Tower Advertising Group,
                         Inc., as Co-Issuers, and The Bank
                         of New York, as Trustee.

          27.1.          Financial Data Schedule



          (b)  Reports on Form 8-K.

          Not applicable.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALAMO RENT-A-CAR, INC.



Dated:  May 15, 1996               By:       /s/ D. Keith Cobb
        ------------                  -------------------------
                                        D. Keith Cobb
                                        Chief Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALAMO RENT-A-CAR (BELGIUM), INC.



Dated:  May 15, 1996               By:   /s/ Frank A. Armstrong
        ------------                  -------------------------
                                        Frank A. Armstrong
                                        President


Dated:  May 15, 1996               By:   /s/ D. Keith Cobb
        ------------                  -------------------------
                                        D. Keith Cobb
                                        (Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALAMO RENT-A-CAR (CANADA), INC.



Dated:  May 15, 1996               By:    /s/ W. Macdonald Clark
        ------------                  --------------------------
                                        W. Macdonald Clark
                                        President


Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        Vice Chairman of the Board
                                        (Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DKBERT ASSOC.



Dated:  May 15, 1996               By:    /s/ Michael S. Egan
        ------------                  --------------------------
                                        Michael S. Egan,
                                        a general partner


Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        (Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREEN CORN, INC.



Dated:  May 15, 1996               By:    /s/ Michael S. Egan
        ------------                  --------------------------
                                        Michael S. Egan,
                                        Chairman of the Board
                                        and President


Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        (Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUY SALMON USA, INC.



Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        President
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUY SALMON USA, LTD.

                                   By:  GUY SALMON USA, INC.

Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        President
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TERRITORY BLUE, INC.



Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        Chief Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TOWER ADVERTISING GROUP, INC.



Dated:  May 15, 1996               By:    /s/ Roger H. Ballou
        ------------                  --------------------------
                                        Roger H. Ballou
                                        President
                                        (Duly Authorized Officer)


Dated:  May 15, 1996               By:    /s/ D. Keith Cobb
        ------------                  --------------------------
                                        D. Keith Cobb
                                        (Principal Financial Officer)

                          Exhibit Index
                          -------------

 Exhibit                    Exhibit
 Number

  4.1.    Indenture,  dated as of February  16,  1996,
          among  Alamo Rent-A-Car, Inc., Alamo Rent-A-
          Car   (Belgium),   Inc.,  Alamo   Rent-A-Car
          (Canada),  Inc., DKBERT Assoc., Green  Corn,
          Inc., Guy Salmon USA, Inc., Guy Salmon  USA,
          Ltd.,   Territory  Blue,  Inc.   and   Tower
          Advertising Group, Inc., as Co-Issuers,  and
          The Bank of New York, as Trustee.

  27.1.   Financial Data Schedule

                           Exhibit 4.1

============================================================



                     ALAMO RENT-A-CAR, INC.
                          DKBERT ASSOC.
                      GUY SALMON USA, INC.
                      GUY SALMON USA, LTD.
                  TOWER ADVERTISING GROUP, INC.
                ALAMO RENT-A-CAR (BELGIUM), INC.
                 ALAMO RENT-A-CAR (CANADA), INC.
                        GREEN CORN, INC.
                      TERRITORY BLUE, INC.


                  11 3/4% Senior Notes Due 2006




                   ___________________________


                            INDENTURE



                  Dated as of February 16, 1996



                   ___________________________





                      THE BANK OF NEW YORK,

                                   Trustee

============================================================

                      CROSS-REFERENCE TABLE
   TIA                                            Indenture
 Section                                           Section

310(a)(1)      ..............................     710
     (a)(2)    ..............................     710
     (a)(3)    ..............................     NA
     (a)(4)    ..............................     NA
     (b)       ..............................     708; 710
     (c)       ..............................     NA
311(a)         ..............................     711
     (b)       ..............................     711
     (c)       ..............................     NA
312(a)         ..............................     205
     (b)       ..............................     1003
     (c)       ..............................     1003
313(a)         ..............................     706
     (b)(1)    ..............................     NA
     (b)(2)    ..............................     706
     (c)       ..............................     1102
     (d)       ..............................     706
314(a)         ..............................     402;
               ..............................     410; 1002
     (b)       ..............................     NA
     (c)(1)    ..............................     1004
     (c)(2)    ..............................     1004
     (c)(3)    ..............................     NA
     (d)       ..............................     NA
     (e)       ..............................     1005
     (f)       ..............................     410
315(a)         ..............................     701
     (b)       ..............................     705; 1002
     (c)       ..............................     701
     (d)       ..............................     701
     (e)       ..............................     611
316(a)(last sentence)........................     1006
     (a)(1)(A) ..............................     605
     (a)(1)(B) ..............................     604
     (a)(2)    ..............................     NA
     (b)       ..............................     607
317(a)(1)      ..............................     608
     (a)(2)    ..............................     609
     (b)       ..............................     204
318(a)         ..............................     1001

                   N.A. means Not Applicable.

__________________
Note: This Cross-Reference Table shall not, for any purpose, be deemed to be part of the Indenture.

                        TABLE OF CONTENTS


                         ARTICLE 1                     Page

           Definitions and Incorporation by Reference
           ------------------------------------------

SECTION1.01.    Definitions.................................  1
SECTION1.02.    OtherDefinitions............................  36
SECTION1.03.    IncorporationbyReferenceofTrust
                IndentureAct................................  36
SECTION1.04.    RulesofConstruction.........................  37


                            ARTICLE 2

                         The Securities
                         --------------

SECTION 2.01.   Form and Dating.............................  37
SECTION 2.02.   Execution and Authentication................  38
SECTION 2.03.   Registrar and Paying Agent..................  39
SECTION 2.04.   Paying Agent To Hold Money in Trust.........  39
SECTION 2.05.   Securityholder Lists........................  40
SECTION 2.06.   Transfer and Exchange.......................  40
SECTION 2.07.   Replacement Securities......................  43
SECTION 2.08.   Outstanding Securities......................  44
SECTION 2.09.   Temporary Securities........................  44
SECTION 2.10.   Cancelation.................................  44
SECTION 2.11.   Defaulted Interest..........................  45
SECTION 2.12.   CUSIP Numbers..............................   45


                            ARTICLE 3

                           Redemption
                           ----------

SECTION 3.01.   Notices to Trustee..........................  45
SECTION 3.02.   Selection of Securities To Be Redeemed......  46
SECTION 3.03.   Notice of Redemption........................  46
SECTION 3.04.   Effect of Notice of Redemption..............  47
SECTION 3.05.   Deposit of Redemption Price.................  47
SECTION 3.06.   Securities Redeemed in Part.................  48

                                                       Page


                            ARTICLE 4

                            Covenants
                            ---------

SECTION 4.01.   Payment of Securities.......................  48
SECTION 4.02.   SEC Reports.................................  48
SECTION 4.03.   Limitation on Indebtedness..................  49
SECTION 4.04.   Limitation on Restricted Payments...........  52
SECTION 4.05.   Limitation on Restrictions on Distributions
                from Restricted Subsidiaries................  57
SECTION 4.06.   Limitation on Sales of Assets and
                Subsidiary Stock............................  59
SECTION 4.07.   Limitation on Transactions with Affiliates..  63
SECTION 4.08.   Change of Control...........................  65
SECTION 4.09.   Compliance Certificate......................  66
SECTION 4.10.   Further Instruments and Acts................  66
SECTION 4.11.   Limitation on Liens.........................  67
SECTION 4.12.   Limitation on Sale/Leaseback Transactions...  67
SECTION 4.13.   Limitation on Sale of Stock of an
                Insignificant Issuer........................  67
SECTION 4.14.   Future Affiliate Co-Issuers.................  68
SECTION 4.15.   Limitation on Permitted Vehicle
                Indebtedness................................  69
SECTION 4.16.   Additional Amounts..........................  70


                            ARTICLE 5

                        Successor Company
                        -----------------

SECTION 5.01.   When Issuers May Merge or Transfer Assets...  72


                            ARTICLE 6

                      Defaults and Remedies
                      ---------------------

SECTION 6.01.   Events of Default...........................  73
SECTION 6.02.   Acceleration................................  76
SECTION 6.03.   Other Remedies..............................  76
SECTION 6.04.   Waiver of Past Defaults.....................  77
SECTION 6.05.   Control by Majority.........................  77
SECTION 6.06.   Limitation on Suits.........................  77
SECTION 6.07.   Rights of Holders To Receive Payment........  78

                                                       Page

SECTION 6.08.   Collection Suit by Trustee..................  78
SECTION 6.09.   Trustee May File Proofs of Claim............  78
SECTION 6.10.   Priorities..................................  79
SECTION 6.11.   Undertaking for Costs.......................  79
SECTION 6.12.   Waiver of Stay or Extension Laws............  79


                            ARTICLE 7

                             Trustee
                             -------

SECTION 7.01.   Duties of Trustee...........................  80
SECTION 7.02.   Rights of Trustee...........................  81
SECTION 7.03.   Individual Rights of Trustee................  82
SECTION 7.04.   Trustee's Disclaimer........................  82
SECTION 7.05.   Notice of Defaults..........................  82
SECTION 7.06.   Reports by Trustee to Holders...............  82
SECTION 7.07.   Compensation and Indemnity..................  83
SECTION 7.08.   Replacement of Trustee......................  84
SECTION 7.09.   Successor Trustee by Merger.................  85
SECTION 7.10.   Eligibility; Disqualification...............  85
SECTION 7.11.   Preferential Collection of Claims Against
                Issuers.....................................  86


                            ARTICLE 8

               Discharge of Indenture; Defeasance
               ----------------------------------

SECTION 8.01.   Discharge of Liability on Securities;
                Defeasance..................................  86
SECTION 8.02.   Conditions to Defeasance....................  87
SECTION 8.03.   Application of Trust Money..................  89
SECTION 8.04.   Repayment to Issuers........................  89
SECTION 8.05.   Indemnity for Government Obligations........  90
SECTION 8.06.   Reinstatement...............................  90


                            ARTICLE 9

                           Amendments
                           ----------

SECTION 9.01.   Without Consent of Holders..................  90
SECTION 9.02.   With Consent of Holders.....................  91
SECTION 9.03.   Compliance with Trust Indenture.............  92
SECTION 9.04.   Revocation and Effect of Consents and
                Waivers.....................................  92

                                                       Page

SECTION 9.05.   Notation on or Exchange of Securities.......  93
SECTION 9.06.   Trustee To Sign Amendments..................  93


                           ARTICLE 10

                          Miscellaneous
                          -------------

SECTION 10.01.  Trust Indenture Act Controls................  94
SECTION 10.02.  Notices.....................................  94
SECTION 10.03.  Communication by Holders with Other Holders.  95
SECTION 10.04.  Certificate and Opinion as to Conditions
                Precedent...................................  95
SECTION 10.05.  Statements Required in Certificate or
                Opinion.....................................  96
SECTION 10.06.  When Securities Disregarded.................  96
SECTION 10.07.  Rules by Trustee, Paying Agent and
                Registrar...................................  96
SECTION 10.08.  Legal Holidays..............................  97
SECTION 10.09.  Governing Law...............................  97
SECTION 10.10.  No Recourse Against Others..................  97
SECTION 10.11.  Obligations Joint and Several...............  97
SECTION 10.12.  Successors..................................  97
SECTION 10.13.  Multiple Originals..........................  97
SECTION 10.14.  Table of Contents; Headings.................  98
SECTION 10.15.  Severability Clause.........................  98


Exhibit A - Form of Security

                    INDENTURE dated as of February 16, 1996,
               among ALAMO RENT-A-CAR, INC., a Florida
               corporation, DKBERT ASSOC., a Florida general partnership, GUY SALMON USA, INC., a Florida corporation, GUY SALMON USA, LTD., a Florida limited partnership, TOWER ADVERTISING GROUP,
               INC., a Florida corporation, ALAMO RENT-A-CAR (BELGIUM), INC., a Florida corporation, ALAMO RENT-A-CAR (CANADA), INC., a Florida corporation, GREEN CORN, INC., a Florida corporation, and TERRITORY BLUE, INC., a Florida corporation (each, an "Issuer", and collectively, the "Issuers"), and THE BANK OF NEW YORK, a New York banking corporation (the "Trustee").


          Each party agrees as follows for the benefit of the other parties and for the equal and ratable benefit of the Holders of the Issuers' 11 3/4% Senior Notes Due 2006 (the
"Securities"):



                            ARTICLE 1

           Definitions and Incorporation by Reference
           ------------------------------------------

          SECTION 1.01.  Definitions.

          "Affiliate" of any specified Person means any other Person, directly or indirectly, controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing. For purposes of Sections
4.06 and 4.07 only, "Affiliate" shall also mean any beneficial owner of shares representing 5% or more of the total voting power of the Voting Stock (on a fully diluted basis) of an Issuer or of rights or warrants to purchase such Voting Stock (whether or not currently exercisable) and any Person who would be an Affiliate of any such beneficial owner pursuant to the first sentence hereof.

          "Aggregate Net Worth Increase" means, for any date of determination, the amount, if any, by which the Combined Net
Worth at such date exceeds the Combined Net Worth at January 31, 1996.

          "Alamo Belgium" means Alamo Rent-A-Car (Belgium), Inc.

          "Alamo Shareholders Agreement" means the Shareholders
Agreement among Alamo Rent-A-Car, Inc.,  Michael S. Egan, William
H. Kelly, Jr., Norman D. Tripp and two former shareholders dated as of January 14, 1986, as such agreement may be amended, supplemented or otherwise modified from time to time.

          "Asset Disposition" means any sale, lease, transfer or other disposition of shares of Capital Stock of a Restricted Subsidiary (other than directors' qualifying shares), property or other assets (each referred to for the purposes of this definition as a "disposition") by an Issuer or any of its Restricted Subsidiaries (including any disposition by means of a merger, consolidation or similar transaction) other than (i) the sale of inventory or Eligible Vehicles in the ordinary course of business, (ii) a disposition by an Issuer to another Issuer, a Restricted Subsidiary to an Issuer or by an Issuer or a Restricted Subsidiary to a Restricted Subsidiary of an Issuer,
(iii) for purposes of Section 4.06 only, a disposition subject to
Section 4.04, (iv) the disposition of real estate which has become surplus to the Issuers' anticipated needs in exchange for other property of equivalent value and (v) in any calendar year, a disposition or dispositions of shares, property or assets having an aggregate fair market value of less than $1,000,000.

          "Attributable Debt" in respect of a Sale/Leaseback Transaction means, as at the time of determination, the present value (discounted at the interest rate borne by the Securities, compounded annually) of the total obligations of the lessee for rental payments during the remaining term of the lease included in such Sale/Leaseback Transaction (including any period for which such lease has been extended).

          "Average Life" means, as of the date of determination, with respect to any Indebtedness or Preferred Stock, the quotient obtained by dividing (i) the sum of the products of the numbers of years from the date of determination to the dates of each successive scheduled principal payment of such Indebtedness or redemption or similar payment with respect to such Preferred Stock multiplied by the amount of such payment by (ii) the sum of all such payments.

          "Board of Directors" means the Board of Directors or equivalent governing body of a Person (or the general partner of such Person, as the case may be) or any committee thereof duly authorized to act on behalf of such Board or equivalent governing body.

          "Business Day" means a day other than a Saturday, Sunday or other day on which banking institutions in New York
State are authorized or required by law to close.

          "Capitalized Lease Obligations" means an obligation that is required to be classified and accounted for as a capitalized lease for financial reporting purposes in accordance with GAAP, and the amount of Indebtedness represented by such obligation shall be the capitalized amount of such obligation determined in accordance with GAAP; and the Stated Maturity thereof shall be the date of the last payment of rent or any other amount due under such lease.

          "Capital Stock" of any Person means any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) equity of such Person, including any Preferred Stock, but excluding any debt securities convertible into such equity.

          "Change of Control" means the occurrence of a Change of Control Event with respect to any Issuer, provided, that any Change of Control Event (or series of such related events) that affects only an Insignificant Issuer or, if more than one Issuer is involved, a group of Issuers that taken together would constitute an Insignificant Issuer, will be deemed not to constitute a Change of Control.

          "Change of Control Event" means the occurrence of any of the following events with respect to any Issuer:

          (i) prior to the first Public Equity Offering of Voting
     Interests of an Issuer, the Permitted Holders cease to be the "beneficial owner" (as defined in

     Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of a majority in the aggregate of the total voting power of the Voting Interests of such Issuer, whether as a result of issuance of securities of such Issuer, any merger, consolidation, liquidation or dissolution of such Issuer, any direct or indirect transfer of securities or otherwise (for purposes of clauses (i), (ii), (iv) and (v), any "person" (as such term in used in Sections 13(d) and 14(d) of the Exchange Act) or the Permitted Holders shall be deemed to beneficially own any Voting Interests of an entity (the "specified entity") held by any other entity (the "parent entity") so long as such person or the Permitted Holders, respectively, beneficially own (as so defined), directly or indirectly, in the aggregate a majority of the voting power of the Voting Interests of the parent entity);

          (ii) after the first Public Equity Offering, (A) any person (as defined in clause (i) above) other than one or more Permitted Holders, is or becomes (as a result of the issuance of securities, by merger, consolidation, liquidation or dissolution, or otherwise, as described in clause (i) above) the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that such person shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 35% of the total voting power of the Voting Interests of any Issuer and (B) the Permitted Holders "beneficially own" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, in the aggregate a lesser percentage of the total voting power of the Voting Interests of such Issuer than such other person and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the Board of Directors of such Issuer (for the purposes of this clause (ii), such other person shall be deemed to beneficially own any Voting Interests of a specified entity held by a parent entity, if such other person "beneficially owns" (as defined in this clause (ii)), directly or indirectly, more than 35% of the voting power of the Voting Interests of such parent entity and the Permitted Holders "beneficially own" (as defined in clause (i) above), directly or indirectly, in the aggregate a lesser percentage of the voting power of the Voting Interests of such parent entity and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the board of directors of such parent entity);

          (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of any Issuer to any Person or group of Persons (other than any other Issuer or any Wholly Owned Subsidiary of an Issuer);

          (iv) the merger or consolidation of any Issuer with or into another corporation with the effect that either (A) immediately after such transaction any person (as defined in clause (i) above) (other than a Permitted Holder) shall have become the "beneficial owner" (as defined in clause (ii) above) of securities of the surviving corporation of such merger or consolidation representing a majority of the voting power of the Voting Interests of the surviving corporation or (B) the securities of such Issuer that are outstanding immediately prior to such transaction and which represent 100% of the voting power of the Voting Interests of such Issuer are changed into or exchanged for cash, securities or property, unless pursuant to such transaction such securities are changed into or exchanged for, in addition to any other consideration, securities of the surviving corporation that represent immediately after such transaction, at least a majority of the voting power of the Voting Interests of the surviving corporation; or

          (v) in the case of an Issuer having a Board of Directors, after the earlier of the date when (A) the Permitted Holders "beneficially own" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, less than 35% of the total voting power of the Voting Interests of any Issuer or (B) the death or incapacity of Michael S. Egan, in the case of each of clause
     (A) and clause (B), individuals who constituted the Board of Directors of such Issuer immediately prior to such date (together with (x) any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of such Issuer was approved by a vote of 66-2/3% of the directors of such Issuer then still in office who were either directors immediately prior to such date or whose election or nomination for election was previously so approved and (y) Norman D. Tripp, if within 30 days of such death or incapacity of Mr. Egan he becomes a director) cease for any reason to constitute a majority of the Board of Directors of such Issuer then in office.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Co-Issuer" means any Issuer which becomes an Issuer hereunder pursuant to Section 4.14 or otherwise in accordance with the terms of the Indenture.

          "Combined Coverage Ratio" as of any date of determination means the ratio of (i) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters prior to the date of such determination for which financial statements are available to (ii) Combined Interest Expense for such four fiscal quarters; provided, however, that
(1) if an Issuer or any Restricted Subsidiary has Incurred any Indebtedness (other than Indebtedness Incurred in the ordinary course of business pursuant to working capital facilities and which is not anticipated to remain outstanding for more than one year) since the beginning of such period that remains outstanding on such date of determination or if the transaction giving rise to the need to calculate the Combined Coverage Ratio is an Incurrence of Indebtedness, or both, EBITDA and Combined Interest Expense for such period shall be calculated after giving effect on a pro forma basis to such Indebtedness as if such Indebtedness had been Incurred on the first day of such period and the discharge of any other Indebtedness repaid, repurchased, defeased or otherwise discharged with the proceeds of such new Indebtedness as if such discharge had occurred on the first day of such period, (2) if since the beginning of such period an Issuer or any Restricted Subsidiary shall have disposed of any Restricted Subsidiary or assets constituting all or substantially all of an operating unit of a business, the EBITDA for such period shall be reduced by an amount equal to the EBITDA (if positive) directly attributable to the Restricted Subsidiary or assets which are the subject of such disposition for such period or increased by an amount equal to the EBITDA (if negative) directly attributable thereto for such period and Combined Interest Expense for such period shall be reduced by an amount equal to the Combined Interest Expense directly attributable to any Indebtedness of an Issuer or any

Restricted Subsidiary repaid, repurchased, defeased or otherwise discharged with respect to such Issuer and its continuing Restricted Subsidiaries in connection with such disposition for such period (or, if the Capital Stock of any Restricted Subsidiary is sold, the Combined Interest Expense for such period directly attributable to the Indebtedness of such Restricted Subsidiary to the extent such Issuer and its continuing Restricted Subsidiaries are no longer liable for such Indebtedness after such sale), (3) if since the beginning of such period an Issuer or any Restricted Subsidiary (by merger or otherwise) shall have made an Investment in any Restricted Subsidiary (or any Person which becomes a Restricted Subsidiary) or an acquisition of assets, including any acquisition of assets occurring in connection with a transaction causing a calculation to be made hereunder, which constitutes all or substantially all of an operating unit of a business, EBITDA and Combined Interest Expense for such period shall be calculated after giving pro forma effect thereto (including the Incurrence of any Indebtedness) as if such Investment or acquisition occurred on the first day of such period, (4) if since the beginning of such period any Person (that subsequently became a Restricted Subsidiary or was merged with or into an Issuer or any Restricted Subsidiary since the beginning of such period) shall have made any disposition of assets or any Investment or acquisition of assets that would have required an adjustment pursuant to clause
(2) or (3) above if made by such Issuer or a Restricted Subsidiary during such period, EBITDA and Combined Interest Expense for such period shall be calculated after giving pro forma effect thereto as if such disposition of assets, Investment or acquisition of assets occurred on the first day of such period and (5) if since the beginning of such period an Issuer or any Restricted Subsidiary shall have repaid, repurchased, defeased or otherwise discharged any Indebtedness (other than Indebtedness repaid in the ordinary course of business which was outstanding under working capital facilities), EBITDA and Combined Interest Expense for such period shall be calculated after giving effect on a pro forma basis to such repayment, repurchase, defeasance or discharge as if it occurred on the first day of such period. For purposes of this definition, whenever pro forma effect is to be given to an acquisition of assets, the amount of income or earnings relating thereto and the amount of Combined Interest Expense associated with any Indebtedness Incurred in connection therewith, the pro forma calculations shall be determined in good faith by a responsible financial or accounting Officer of the appropriate Issuer. If any

Indebtedness bears a floating rate of interest and is being given pro forma effect, the interest expense on such Indebtedness shall be calculated as if the rate in effect on the date of determination had been the applicable rate for the entire period (taking into account any Interest Rate Agreement applicable to such Indebtedness if such Interest Rate Agreement has a remaining term as at the date of determination in excess of 12 months).

          "Combined Financial Statements" means the financial statements of the Issuers prepared on a combined basis consistent with the accounting principles used in the preparation of the combined financial statements included in the Prospectus, consistently applied, or as may otherwise be required to be prepared in accordance with GAAP or applicable rules and regulations of the SEC.

          "Combined Interest Expense" means, for any period, the total interest expense of all the Issuers and each of their consolidated Restricted Subsidiaries on a combined basis, excluding interest accruing on Permitted Vehicle Indebtedness, plus, to the extent Incurred by an Issuer and its Subsidiaries in such period but not included in such interest expense, (i) interest expense attributable to Capital Lease Obligations, (ii) amortization of debt discount and debt issuance cost, (iii) capitalized interest, (iv) non-cash interest expense, (v) commissions, discounts and other fees and charges with respect to letters of credit and bankers' acceptance financing to the extent any such commissions, discounts, fees or charges are treated as interest expense under GAAP, (vi) net costs associated with Hedging Obligations (including amortization of fees), (vii) Preferred Stock dividends in respect of all Preferred Stock held by Persons other than an Issuer or a Wholly Owned Subsidiary of an Issuer, (viii) interest incurred in connection with Investments in discontinued operations, (ix) interest actually paid by an Issuer or Restricted Subsidiary pursuant to a Guarantee of Indebtedness or other obligation of any other Person and (x) the cash contributions to any employee stock ownership plan or similar trust to the extent such contributions are used by such plan or trust to pay interest or fees to any Person (other than an Issuer) in connection with Indebtedness Incurred by such plan or trust.

          "Combined Net Income" means, for any period, the total net income (loss) of all the Issuers and each of their consolidated Subsidiaries on a combined basis; provided, however, that there shall not be included in such Combined Net
Income: (i) any net income (loss) of any Person if such Person is not a Restricted Subsidiary, except that (A) subject to the limitations contained in clause (iv) below, an Issuer's equity in the net income of any such Person for such period shall be included in such Combined Net Income up to the aggregate amount of cash actually distributed by such Person during such period to an Issuer or a Restricted Subsidiary as a dividend or other distribution (subject, in the case of a dividend or other distribution to a Restricted Subsidiary, to the limitations contained in clause (iii) below) and (B) an Issuer's equity in a net loss of any such Person (other than an Unrestricted Subsidiary) for such period shall be included in determining such Combined Net Income, (ii) any net income (loss) of any person acquired by an Issuer or a Subsidiary in a pooling of interests transaction for any period prior to the date of such acquisition,
(iii) any net income (loss) of any Restricted Subsidiary if such Subsidiary is subject to restrictions, directly or indirectly, on the payment of dividends or the making of distributions by such Restricted Subsidiary, directly or indirectly, to an Issuer, except that (A) subject to the limitations contained in (iv) below, such Issuer's equity in the net income of any such Restricted Subsidiary for such period shall be included in such Combined Net Income up to the aggregate amount of cash that could have been distributed by such Restricted Subsidiary during such period to such Issuer or another Restricted Subsidiary as a dividend or other distribution (subject, in the case of a dividend or other distribution that could have been made to another Restricted Subsidiary, to the limitation contained in this clause) and (B) such Issuer's equity in a net loss of any such Restricted Subsidiary for such period shall be included in determining such Combined Net Income, (iv) any gain or loss realized upon the sale or other disposition of any asset of an Issuer or its consolidated Subsidiaries (including pursuant to any Sale/Leaseback Transaction) which is not sold or otherwise disposed of in the ordinary course of business and any gain or loss realized upon the sale or other disposition of any Capital Stock of any Person, (v) any extraordinary gain or loss and (vi) the cumulative effect of a change in accounting principles. Notwithstanding the foregoing, for the purpose of Section 4.04 only, there shall be excluded from Combined Net Income any dividends, repayments of loans or advances or other transfers of assets from Unrestricted Subsidiaries to an Issuer or a Restricted Subsidiary to the extent such dividends, repayments or transfers increase the amount of Restricted Payments permitted under such Section pursuant to clause (a)(3)(E) thereof.

          "Combined Net Profits Before Taxes" means the net profits of the Issuers, before state and federal income taxes and foreign income and withholding taxes and before payment of compensation, fees, or bonuses to shareholders or partners of the Issuers, on a combined basis.

          "Combined Net Worth" means the total Consolidated Net
Worth of all the Issuers on a combined basis.

          "Combined Revenues" means the total revenue of the Issuers on a combined basis as shown in the Combined Financial
Statements.

          "Consolidated Net Worth" means the total of the amounts shown on the balance sheet of an Issuer and its Restricted Subsidiaries, determined on a Consolidated basis, as of the end of the most recent fiscal quarter of such Issuer prior to the taking of any action for the purpose of which the determination is being made for which financial statements are available, as
(i) the par or stated value of all outstanding Capital Stock of such Issuer plus (ii) paid-in capital or capital surplus relating to such Capital Stock plus (iii) any retained earnings or earned surplus less (A) any accumulated deficit and (B) any amounts attributable to Disqualified Stock.

          "Consolidation" means the consolidation of the accounts of an Issuer with each of its Restricted Subsidiaries in accordance with GAAP consistently applied; provided, however, that "Consolidation" will not include consolidation of the accounts of any Unrestricted Subsidiary, but the interest of such Issuer or any such Restricted Subsidiary in an Unrestricted Subsidiary will be accounted for as an investment. The term "Consolidated" has a correlative meaning.

          "Credit Agreements" means the Term Loan Agreement, dated April 26, 1994, between Alamo Rent-A-Car, Inc. and Mellon Bank, N.A., as amended as of the date hereof; the Promissory Note, dated April 16, 1995, between Alamo Rent-A-Car, Inc. and NationsBank of Florida, N.A.; the Loan Agreement, dated as of December 28, 1994, between Alamo Rent-A-Car (UK) Limited and The First National Bank of Boston; the Loan Agreement, dated as of December 22, 1994, between Guy Salmon USA, Ltd. and The First National Bank of

Boston; the Agreement, dated as of March 26, 1993, between Volksbank Hanover EG and Autohansa Fuhrpark Service GmbH; the Loan Agreement, dated as of June 15, 1995, between DKBERT Assoc. and General Motors Acceptance Corporation; the Promissory Note, dated as of December 29, 1995, between DKBERT Assoc. and First Union National Bank of Florida; the Agreement, dated June 6, 1995, between Alamo Belgium and Kredietbank; and the Purchase Agreement, dated as of October 25, 1994, among Alamo Rent-A-Car, Inc., Stefan-Juergen Peters and Dose and Peter GmbH.

          "Currency Agreement" means in respect of a Person any foreign exchange contract, currency swap agreement or other similar agreement as to which such Person is a party or a beneficiary.

          "Default" means any event which is, or after notice or passage of time or both would be, an Event of Default.

          "Depositary" means the Depository Trust Company, its nominees and their respective successors.

          "Disqualified Stock" means, with respect to any Person, any Capital Stock which by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable or exercisable) or upon the happening of any event
(i) matures or is mandatorily redeemable pursuant to a sinking fund obligation or otherwise, (ii) is convertible or exchangeable for Indebtedness or Disqualified Stock or (iii) is redeemable at the option of the holder thereof, in each case in whole or in part, and in each case on or prior to the first anniversary of the Stated Maturity of the Securities.

          "DKBERT Partnership Agreement" means the Partnership
Agreement among Michael S. Egan, William H. Kelly, Jr. and Norman
D. Tripp, dated January 14, 1986, as amended, which governs the management of and certain other matters relating to DKBERT
Assoc., as such agreement may be amended, supplemented or otherwise modified from time to time.

          "EBITDA" for any period means the Combined Net Income for such period, plus the following to the extent deducted in calculating such Combined Net Income: (i) income tax expense, (ii) Combined Interest Expense, (iii) non-vehicle-related depreciation expense and (iv) non-vehicle-related amortization expense, in each case for such period. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, and the depreciation and amortization of, a Subsidiary of an Issuer shall be added to Combined Net Income to compute EBITDA only to the extent (and in the same proportion) that the Net Income of such Subsidiary was included in calculating Combined Net Income and only if a corresponding amount would be permitted at the date of determination to be dividended to such Issuer by such Subsidiary without prior approval (that has not been obtained), pursuant to the terms of its charter and all agreements, instruments, judgments, decrees, orders, statutes, rules and governmental regulations applicable to such Subsidiary or its stockholders.

          "Eligible Vehicles" shall mean fleet and service vehicles used in the short-term vehicle rental business.

          "Equity Interests" means, with respect to a corporate
Issuer, common stock of such Issuer and, with respect to any other type of Issuer, the equity equivalent of common stock.

          "Exchange Act" means the Securities Exchange Act of
1934, as amended.

          "GAAP" means generally accepted accounting principles in the United States of America as in effect as of the Issue Date, including those set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as approved by a significant segment of the accounting profession. All ratios and computations based on GAAP contained in this Indenture shall be computed in conformity with GAAP.

          "Green Corn Shareholders Agreement" means the Shareholders Agreement relating to Green Corn, Inc, among Michael
S. Egan, William H. Kelly, Jr., Norman D. Tripp and two former shareholders dated January 24, 1986, as such agreement may be amended, supplemented or otherwise modified from time to time.

          "Guarantee" means any obligation, contingent or otherwise, of any Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation of such other Person (whether arising by virtue of partnership arrangements, or by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for purposes of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided, however, that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

          "GUSA Partnership Agreement" means the Partnership Agreement among Guy Salmon USA, Inc., Michael S. Egan, Norman D. Tripp and William H. Kelly, Jr. dated May 21, 1991, as amended, which governs the management and certain other matters relating to Guy Salmon USA, Ltd., as such agreement may be amended, supplemented or otherwise modified from time to time.

          "Hedging Obligations" of any Person means the obligations of such Person pursuant to any Interest Rate
Agreement or Currency Agreement.

          "Holder" or "Securityholder" means the Person in whose name a Security is registered on the Registrar's books.

          "Included Holders" means each of Michael S. Egan, Norman D. Tripp and William H. Kelly, Jr., and shall also include any transferee with respect to Capital Stock of an Insignificant Issuer transferred by any of the foregoing in connection with or in anticipation of a sale or other transfer of Capital Stock of an Insignificant Issuer which constitutes a Change of Control Event with respect to such Insignificant Issuer.

          "Incur" means issue, assume, Guarantee, incur or otherwise become liable for; provided, however, that any Indebtedness or Capital Stock of a Person existing at the time such Person becomes a Subsidiary or Co-Issuer (whether by merger, consolidation, acquisition or otherwise) shall be deemed to be Incurred by such Person at the time it becomes a Subsidiary or Co-Issuer.

          "Indebtedness" means, with respect to any Person on any date of determination (without duplication),

          (i) the principal of and premium (to the extent paid or payable at the time of determination) in respect of indebtedness of such Person for borrowed money;

          (ii) the principal of and premium (to the extent paid or payable at the time of determination) in respect of obligations of such Person evidenced by bonds, debentures, notes or other similar instruments;

          (iii) all obligations of such Person in respect of letters of credit or other similar instruments (including reimbursement obligations with respect thereto);

          (iv) all obligations of such Person to pay the deferred and unpaid purchase price of property (except Trade
     Payables), which purchase price is due more than six months after the date of placing such property in service or taking delivery and title thereto;

          (v) all Capitalized Lease Obligations and all
     Attributable Debt of such Person;

          (vi) the amount of all obligations of such Person with respect to the redemption, repayment or other repurchase of any Disqualified Stock or, with respect to any Subsidiary of an Issuer, any Preferred Stock (but excluding, in each case, any accrued dividends);

          (vii) all Indebtedness of other Persons secured by a Lien on any asset of such Person, whether or not such Indebtedness is assumed by such Person; provided, however, that the amount of Indebtedness of such Person shall be the lesser of (A) the fair market value of such asset at such date of determination and (B) the amount of such Indebtedness of such other Persons;

          (viii) all Indebtedness of other Persons to the extent
     Guaranteed by such Person; and

          (ix) to the extent not otherwise included in this definition, Hedging Obligations of such Person.

The amount of Indebtedness of any Person at any date shall be the outstanding balance at such date of all unconditional obligations as described above and the maximum liability, upon the occurrence of the contingency giving rise to the obligation, of any contingent obligations at such date.

          "Indenture" means this Indenture as amended or supplemented from time to time by one or more supplemental indentures entered into pursuant to the applicable provisions hereof or otherwise in accordance with the terms hereof.

          "Insignificant Issuer" means an Issuer other than DKBERT Assoc. which accounts for less than 10% of the Issuers'
Combined Revenues for the most recent four consecutive fiscal quarters for which financial statements are available.

          "Interest Rate Agreement" means with respect to any Person any interest rate protection agreement, interest rate future agreement, interest rate option agreement, interest rate swap agreement, interest rate cap agreement, interest rate collar agreement, interest rate hedge agreement or other similar agreement or arrangement as to which such Person is party or a beneficiary.

          "Investment" in any Person means any direct or indirect advance, loan (other than advances to customers and suppliers in the ordinary course of business that are recorded as accounts receivable on the balance sheet of such Person) or other extension of credit (including by way of Guarantee or similar arrangement) or capital contribution to (by means of any transfer of cash or other property to others or any payment for property or services for the account or use of others), or any purchase or acquisition of Capital Stock, Indebtedness or other similar instruments issued by such Person. For purposes of the definition of "Unrestricted Subsidiary" and Section 4.04, (i) "Investment" shall include the portion (proportionate to an Issuer's equity interest in such Subsidiary) of the fair market value of the net assets of any Subsidiary of an Issuer at the time that such Subsidiary is designated an Unrestricted Subsidiary; provided, however, that upon a redesignation of such Subsidiary as a Restricted Subsidiary, such Issuer shall be deemed to continue to have a permanent "Investment" in an Unrestricted Subsidiary in an amount (if positive) equal to
(x) such Issuer's "Investment" in such Subsidiary at the time of such redesignation less (y) the portion (proportionate to such Issuer's equity interest in such Subsidiary) of the fair market value of the net assets of such Subsidiary at the time of such redesignation; and (ii) any property transferred to or from an Unrestricted Subsidiary shall be valued at its fair market value at the time of such transfer, in each case as determined in good faith by the Board of Directors of such Issuer.

          "Issue Date" means the date on which the Securities are originally issued.

          "Issuer" means any Person which becomes a Co-Issuer hereunder pursuant to Section 4.14 or otherwise in accordance with the Indenture and each party named as such in this Indenture, in each case until a successor replaces it and, thereafter, means the successor and, for purposes of any provision contained herein and required by the TIA, each other obligor on the indenture securities.

          "Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind (including any conditional sale or other title retention agreement or lease in the nature thereof).

          "Net Available Cash" from an Asset Disposition or sale of Capital Stock of an Insignificant Issuer (a "Disposition") means cash payments received (including any cash payments received by way of deferred payment of principal pursuant to a note or installment receivable or otherwise, but only as and when received, but excluding any other consideration received in the form of assumption by the acquiring person of Indebtedness or other obligations relating to the properties or assets that are the subject of such Disposition or received in any other non-cash form) therefrom, in each case net of (i) all legal, accounting, title and recording tax expenses, commissions and other fees and expenses (including consulting, advisor and investment banker expenses) incurred, and all federal, state, provincial, foreign and local taxes required to be paid or accrued as a liability under GAAP or distributed to shareholders and partners to be paid, as a consequence of such Disposition, (ii) all payments made on any Indebtedness which is secured by any assets subject to such Disposition, in accordance with the terms of any Lien upon such assets, or which must by its terms, or in order to obtain a necessary consent to such Disposition, or by applicable law be repaid out of the proceeds from such Disposition, (iii)(A) all distributions and other payments required to be made to minority interest holders in Subsidiaries or joint ventures as a result of such Disposition and (B) all distributions and other payments made to minority interest holders (other than Included Holders) in Insignificant Issuers as a result of such Disposition and (iv) appropriate amounts to be provided by the seller as a reserve, in accordance with GAAP, against any liabilities associated with the assets disposed of in such Disposition and retained by an Issuer or Restricted Subsidiary after such Disposition.

          "Net Available Proceeds" from a sale of Capital Stock of an Insignificant Issuer shall mean, in the case of cash payments received, the Net Available Cash with respect thereto, and in the case of other kinds of property received, such property net of (i) all legal, accounting, title and recording tax expenses, commissions and other fees and expenses (including consulting, advisor and investment banker expenses) incurred, and all federal, state, provincial, foreign and local taxes required to be paid or accrued as a liability under GAAP or distributed to shareholders and partners to be paid, as a consequence of such sale, (ii) all payments made on any Indebtedness which is secured by any assets subject to such sale, in accordance with the terms of any Lien upon such assets, or which must by its terms, or in order to obtain a necessary consent to such sale, or by applicable law be repaid out of the proceeds from such sale,
(iii) all distributions and other payments made to minority interest holders (other than Included Holders) in such Insignificant Issuer as a result of such sale and (iv) appropriate amounts to be provided by the seller as a reserve, in accordance with GAAP, against any liabilities associated with the assets disposed of in such sale and retained by an Issuer or Restricted Subsidiary after such sale.

          "Net Cash Proceeds", with respect to any issuance or sale of Capital Stock, means the cash proceeds of such issuance or sale net of attorneys' fees, accountants' fees, underwriters' or placement agents' fees, discounts or commissions and brokerage, consultant and other fees actually incurred in connection with such issuance or sale and net of taxes paid or payable as a result thereof.

          "Non-Recourse Tax Debt" means Indebtedness of an Issuer Incurred in connection with a Public Equity Offering or a sale of Equity Interests to a Strategic Investor by such Issuer, if such Issuer qualifies as an S Corporation prior to such offering or sale, and issued to the shareholders of such Issuer, in an aggregate principal amount outstanding not to exceed the amount of such Issuer's "accumulated adjustments account" within the meaning of Code section 1368(e) as of the period ending on the closing date of such offering or sale; provided, however, that such Indebtedness is not in excess of the Net Cash Proceeds of such Public Equity Offering or such sale of Equity Interests to a Strategic Investor and is non-recourse to all other assets of the Issuer.

          "Officer" means the Chairman of the Board, any Vice Chairman, the Chief Executive Officer, the Chief Financial Officer, the President, any Executive Vice President, the Treasurer, the Secretary or any General Partner of an Issuer.

          "Officers' Certificate" means a certificate signed by two Officers, one of which is the Chairman of the Board, the Chief Executive Officer, the Chief Financial Officer, the President, any Executive Vice President or any General Partner.

          "Opinion of Counsel" means a written opinion from legal counsel who is reasonably acceptable to the Trustee. The counsel may be an employee of or counsel to an Issuer or the Trustee.

          "Permitted Holders" means (i) Michael S. Egan, (ii) in the event of his death or incapacity, his estate (and executors, administrators, committees or other personal representatives) and surviving spouse and lineal descendants (or any trust with respect to which any such persons are the beneficiaries to the extent of such persons' beneficial interest in such trust), (iii) any trusts created for the benefit of any of Michael S. Egan or his spouse or lineal descendants or any trust for the benefit of such a trust, provided that no trust described in this clause
(iii) with respect to which Michael S. Egan does not exercise voting control shall be deemed to be a Permitted Holder with respect to the Voting Interests of an Issuer unless individuals who constituted the Board of Directors (or equivalent governing body) of such Issuer immediately prior to the date on which Michael S. Egan ceased to exercise such voting control and are then still in office (together with

(x) any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of such Issuer was approved by a vote of 66-2/3% of the directors of such Issuer then still in office who were either directors immediately prior to such date or whose election or nomination for election was previously so approved and (y) Norman D. Tripp, if he becomes a director within 30 days of such date) continue and have continued without interruption to constitute a majority of the Board of Directors of such Issuer then in office, or (iv) any Affiliate of Michael S. Egan.

          "Permitted Investment" means an Investment by an Issuer or any Restricted Subsidiary in (i) another Issuer, a Restricted Subsidiary or a Person which will, upon the making of such Investment, become a Restricted Subsidiary; (ii) another Person if as a result of such Investment such other Person is merged or consolidated with or into, or transfers or conveys all or substantially all its assets to, an Issuer or a Restricted Subsidiary; (iii) Temporary Cash Investments; (iv) receivables owing to an Issuer or any Restricted Subsidiary, if created or acquired in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; provided, however, that such trade terms may include such concessionary trade terms as such Issuer or any such Restricted Subsidiary deems reasonable under the circumstances; (v) payroll, travel and similar advances to cover matters that are expected at the time of such advances ultimately to be treated as expenses for accounting purposes and that are made in the ordinary course of business; (vi) loans or advances to employees made in the ordinary course of business consistent with past practices of an Issuer or such Restricted Subsidiary; (vii) stock, obligations or securities received in settlement of debts created in the ordinary course of business and owing to an Issuer or any Restricted Subsidiary or in satisfaction of judgments; (viii) Investments acquired by an Issuer or a Restricted Subsidiary in connection with any Asset Disposition permitted under Section
4.06 to the extent such Investments are the non-cash consideration as permitted under such Section; (ix) Guarantees given in accordance with the terms of this Indenture (including the Tripperoo Guarantee); (x) Indebtedness held by an Issuer or a Restricted Subsidiary which was issued in accordance with Section 4.03(b)(ii); and (xi) the designation of each Restricted Subsidiary primarily conducting business in Europe and, at the Issuers' election, Alamo Belgium (except, at the Issuers' election, Restricted Subsidiaries to the extent that such entities in the aggregate account for less than 10% of the Issuers' Combined Revenues from operations in Europe for the most recent fiscal year for which audited financial statements are available) as an Unrestricted Subsidiary (each entity so designated, a "European Subsidiary") in connection with a Significant Acquisition, provided that on or prior to the date of such designation (A) all Guarantees of Indebtedness or other obligations of all European Subsidiaries by any Issuer or Restricted Subsidiary (other than a European Subsidiary) shall have been released or terminated, (B) all Indebtedness of all European Subsidiaries to any Issuer or Restricted Subsidiary (other than a European Subsidiary) shall have been repaid in full and (C) the Issuers shall cause Alamo Belgium if so designated to become a Subsidiary of an Issuer which is to remain an Issuer. For purposes of clause (xi)(B) of this definition, all Investments by any Issuer or Restricted Subsidiary in any European Subsidiary in the form of equity Investments or other capital contributions (whether by means of any transfer of cash or other property to, or any payment for property or services for the account or use of, or the purchase or acquisition of Capital Stock of, any European Subsidiary, or otherwise) on or after the Issue Date shall be deemed to constitute Indebtedness to an Issuer or Restricted Subsidiary. In connection with any assets or property contributed or transferred to any Person as an Investment, such property and assets shall be valued at the fair market value (as determined in good faith by the Board of Directors of the applicable Issuer or Restricted Subsidiary) at the time of the Investment.

          "Permitted Liens" means, with respect to any Person,
(a) pledges or deposits by such Person under workmen's compensation laws, unemployment insurance laws or similar legislation, or good faith deposits in connection with bids, tenders, contracts (other than for the payment of Indebtedness) or leases to which such Person is a party, or deposits to secure public or statutory obligations of such Person or deposits of cash or United States government bonds to secure surety or appeal bonds to which such Person is a party, or deposits as security for contested taxes or import duties or for the payment of rent, in each case Incurred in the ordinary course of business; (b) Liens imposed by law, such as carriers', warehousemen's and mechanics' Liens, in each case for sums not yet due or being contested in good faith by appropriate proceedings or other Liens arising out of judgments or awards against such Person with respect to which such Person shall then be proceeding with an appeal or other proceedings for review; (c) Liens for property taxes not yet due or payable or subject to penalties for non-payment and which are being contested in good faith by appropriate proceedings; (d) Liens in favor of issuers of surety bonds or letters of credit issued pursuant to the request of and for the account of such Person in the ordinary course of its business;
(e) minor survey exceptions, minor encumbrances, easements or reservations of, or rights of others for, licenses, rights-of-way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of real properties or Liens incidental to the conduct of the business of such Person or to the ownership of its properties which were not Incurred in connection with Indebtedness and which do not in the aggregate materially adversely affect the value of said properties or materially impair their use in the operation of the business of such Person; (f) Liens securing Indebtedness Incurred to finance the construction, purchase or lease of, or repairs, improvements or additions to, property; provided, however, that the Lien may not extend to any other property owned by an Issuer or any Restricted Subsidiary at the time the Lien is Incurred, and the Indebtedness secured by the Lien may not be Incurred more than 365 days after the later of the acquisition, completion of construction, repair, improvement, addition or commencement of full operation of the property subject to the Lien; (g) Liens to secure Capital Lease Obligations permitted to be Incurred under this Indenture and Liens to secure Indebtedness permitted pursuant to Section 4.03(b)(i); (h) Liens securing Permitted Vehicle Indebtedness and covering cash collateral deposits, vehicles and assets attributable to, or directly associated with, vehicles, such as rental receivables and receivables arising on the disposition of vehicles, and any other property of a type securing Permitted Vehicle Indebtedness under an agreement as in effect on the Issue Date; (i) Liens existing on the Issue Date or arising under an agreement as in effect on the Issue Date; (j) Liens on property or shares of stock of a Person at the time such Person becomes a Subsidiary or Issuer; provided, however, such Liens are not created, Incurred or assumed in connection with, or in contemplation of, such other Person becoming such a Subsidiary or Issuer; provided further, however, that such Liens may not extend to any other property owned by an Issuer or any Restricted Subsidiary; (k) Liens on property at the time an Issuer or a Restricted Subsidiary acquired the property, including any acquisition by means of a merger or consolidation with or into an Issuer or any Restricted

Subsidiary; provided, however, that such Liens are not created, Incurred or assumed in connection with, or in contemplation of, such acquisition; provided further, however, that the Liens may not extend to any other property owned by an Issuer or any Restricted Subsidiary; (l) Liens securing Indebtedness or other obligations of a Restricted Subsidiary owing to an Issuer or a Wholly Owned Subsidiary or of an Issuer owing to an Issuer or a Wholly Owned Subsidiary; (m) Liens securing Hedging Obligations so long as the related Indebtedness is, and is permitted to be under this Indenture, secured by a Lien on the same property securing such Hedging Obligations; (n) Liens to secure any refinancing, refunding, extension, renewal or replacement (or successive refinancings, refundings, extensions, renewals or replacements) as a whole, or in part, of any Indebtedness secured by any Lien referred to in the foregoing clauses (f), (i), (j) and (k); provided, however, that (x) such new Lien shall be limited to all or part of the same property that secured the original Lien (plus improvements on such property) and (y) the Indebtedness secured by such Lien at such time is not increased to any amount greater than the outstanding principal amount of the Indebtedness described under clauses (f), (i), (j) or (k) at the time the original Lien became a Permitted Lien under this Indenture plus, in each case, the amount of any premium reasonably determined in good faith by the applicable Issuer or Restricted Subsidiary as necessary at the time of such refinancing, refunding, extension, renewal or replacement to accomplish the foregoing by means of a tender offer or privately negotiated transaction or required pursuant to the terms thereof, plus the amount of expenses of such Issuer and Restricted Subsidiary Incurred in connection with the foregoing; (o) Liens on any airport concession agreements or permits to secure loans extended to finance tenant improvements used in connection with the concession agreement or permit subject to such Lien; (p) Liens on claims against Persons renting vehicles, Persons damaging vehicles or Persons issuing applicable insurance coverage for such Persons arising under insurance policies entered into in the ordinary course of business consistent with past practice; and (q) rights of set off which arise under contractual arrangements in the ordinary course of business or which arise in financing agreements in the ordinary course of business.

          "Permitted Shareholder Amendments" means amendments to the Alamo Shareholders Agreement and the Green Corn Shareholders Agreement to provide that upon the death of Norman D. Tripp and William H. Kelly, Jr., Alamo Rent-A-Car, Inc., and Green Corn, Inc., respectively, will purchase the shares of Alamo Rent-A-Car, Inc. and Green Corn, Inc. owned by Norman D. Tripp and William H. Kelly, Jr. (and their controlled entities and family transferees) in the event Michael S. Egan does not purchase such shares.

          "Permitted Share Repurchase Indebtedness" means the notes contemplated by Section 7 of the Alamo Shareholders Agreement, Section 12 of the DKBERT Partnership Agreement,
Section 10.01 of the GUSA Partnership Agreement and Section 7 of the Green Corn Shareholders Agreement and by the Peters Shareholder Agreement, each as in effect on the Issue Date.

          "Permitted Vehicle Collateral" means, as of any Determination Date, the collateral securing Permitted Vehicle Indebtedness and consisting of cash collateral deposits, Eligible Vehicles and rental receivables and receivables arising from the acquisition or disposition of Eligible Vehicles, provided that such acquisition or disposition receivables shall be included as Permitted Vehicle Collateral only to the extent that (i) such receivables arise pursuant to the acceptance of vehicles for repurchase under a repurchase agreement with a repurchase party (provided the debt of such repurchase party has an investment grade rating or, if the debt of such repurchase party does not have a rating, the debt of the parent entity of such repurchase party has an investment grade rating) as of such Determination Date providing for the repurchase of such vehicles at a price substantially equivalent to depreciated book value at the anticipated disposition date or (ii) such receivables are secured by a first priority lien under applicable law (except for liens arising under applicable law) on the related vehicles or (iii) the collateral value of such receivables does not exceed the value for such receivables determined in accordance with the provisions of any applicable investment-grade rated debt facility designed to finance Eligible Vehicles and related receivables or
(iv) such receivables have been outstanding not in excess of 60 days, provided that in the case of this clause (iv) (A) the collateral value of such receivables shall be valued at 85% of their net book value determined in accordance with GAAP, (B) the collateral value of such receivables so valued shall not exceed 10% of the total net book value of Permitted Vehicle Collateral and (C) the collateral value of such receivables so valued arising from any Person (or Persons which are Affiliates of such Person) shall not exceed 2% of the total net book value of Permitted Vehicle Collateral or (v) such receivables are fully and unconditionally insured, bonded or guaranteed by a Person with an investment grade rating. Permitted Vehicle Collateral shall be valued (except as set forth in clause (iv)(A) above) at the net book value determined in accordance with GAAP of the relevant Eligible Vehicles and receivables.

          "Permitted Vehicle Indebtedness" means (i) Indebtedness incurred to finance or refinance Eligible Vehicles and related receivables and (ii) other Indebtedness Incurred on a short-term basis for working capital purposes in the ordinary course of business.

          "Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization, government or any agency or political subdivision thereof or any other entity.

          "Peters Shareholder Agreement" means the Shareholders
Agreement among Alamo Europe and Stefan-Juergen Peters, dated as of December 22, 1994, as such agreement may be amended, supplemented or otherwise modified from time to time.

          "Preferred Stock", as applied to the Capital Stock of any Person, means Capital Stock of any class or classes (however designated) which is preferred as to the payment of dividends, or as to the distribution of assets upon any voluntary or involuntary liquidation or dissolution of such corporation, over shares of Capital Stock of any other class of such corporation.

          "principal" of a Security means the principal of the Security plus the premium, if any, payable on the Security which is due or overdue or is to become due at the relevant time.

          "Prospectus" means the Prospectus dated February 13,
1996, prepared in connection with the issuance of the Securities.

          "Public Equity Offering" means an underwritten primary public offering of Equity Interests of an Issuer pursuant to an effective registration statement under the Securities Act.

          "Public Market" means any time after (x) a Public
Equity Offering by an Issuer has been consummated and (y) at least 10% of the total issued and outstanding Equity Interests of such Issuer has been distributed by means of an effective registration statement under the Securities Act.

          "Refinancing Indebtedness" means Indebtedness that is Incurred to refund, refinance, replace, renew, repay or extend (including pursuant to any defeasance or discharge mechanism) (collectively, "refinances," and "refinanced" shall have a correlative meaning) any Indebtedness existing on the date of this Indenture or Incurred in compliance with this Indenture (including Indebtedness of an Issuer that refinances Indebtedness of another Issuer or any Restricted Subsidiary (to the extent permitted in this Indenture) and Indebtedness of any Restricted Subsidiary that refinances Indebtedness of another Restricted Subsidiary) including Indebtedness that refinances Refinancing Indebtedness; provided, however, that (i) the Refinancing Indebtedness has a Stated Maturity no earlier than the Stated Maturity of the Indebtedness being refinanced, (ii) the Refinancing Indebtedness has an Average Life at the time such Refinancing Indebtedness is Incurred that is equal to or greater than the Average Life of the Indebtedness being refinanced and
(iii) such Refinancing Indebtedness is Incurred in an aggregate principal amount (or if issued with original issue discount, an aggregate issue price) that is not greater than the aggregate principal amount (or if issued with original issue discount, the aggregate accreted value) then outstanding (or, with respect to
Section 4.03(b)(i), the committed and available amount) of the Indebtedness being refinanced plus the amount of any premium reasonably determined by the applicable Issuer or Restricted Subsidiary as necessary at the time of such Refinancing to accomplish such refinancing or required pursuant to the terms thereof, plus the amount of expenses of such Issuer or Restricted Subsidiary Incurred in connection with such Refinancing; provided further, however, that Refinancing Indebtedness shall not include
(x) Indebtedness of a Restricted Subsidiary that refinances Indebtedness of an Issuer or (y) Indebtedness of an Issuer or a Restricted Subsidiary that refinances Indebtedness of an Unrestricted Subsidiary. For purposes of Section 4.03(b)(i), Refinancing Indebtedness must be denominated in the same currency as the Indebtedness being refinanced and shall not exceed the amount committed to, expressed in local currency, on the Issue Date.

          "Related Business" means any business related, ancillary or complementary to any of the businesses of the Issuers and the Restricted Subsidiaries on the Issue Date.

          "Restricted Subsidiary" means any Subsidiary of an Issuer other than an Unrestricted Subsidiary.

          "Rising Moon" means Rising Moon, Inc., a Florida corporation.

          "Rising Moon Management Agreements" means the agreements effective as of January 1, 1996, between Rising Moon and each of the Issuers, as in effect on the Issue Date.

          "S Corporation" means a corporation qualifying as a subchapter S corporation under the Code.

          "Sale/Leaseback Transaction" means an arrangement relating to property now owned or hereafter acquired whereby an Issuer or a Restricted Subsidiary transfers such property to a Person and an Issuer or a Restricted Subsidiary leases it from such Person, other than leases between an Issuer and a Wholly Owned Subsidiary or between Wholly Owned Subsidiaries or between Issuers.

          "SEC" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or if at any time after the execution of this Indenture the SEC is not existing and performing the duties now assigned to it under the TIA, then the body performing such duties at such time.

          "Secured Indebtedness" means any Indebtedness of an Issuer secured by a Lien.

          "Securities" means the Securities issued under this Indenture.

          "Senior Debt" means all Indebtedness of any Issuer including interest thereon, whether outstanding on the Issue Date or thereafter Incurred, unless in the instrument creating or evidencing the same or pursuant to which the same is outstanding it is provided that such obligations are subordinated in right of payment to the Securities; provided, however, that Senior Debt shall not include (1) any obligation of an Issuer to any Subsidiary or to another Issuer, (2) any liability for federal, state, local or other taxes owed or owing by an Issuer, (3) any accounts payable or other liability to trade creditors arising in the ordinary course of business (including Guarantees thereof or instruments evidencing such liabilities), (4) any Indebtedness or obligation of an Issuer which is subordinate or junior in any respect to any other Indebtedness or obligation of such Issuer, including any Subordinated

Obligations, (5) any obligations with respect to any Capital
Stock, or (6) any Indebtedness Incurred in violation of this Indenture.

          "Shareholder Loan Agreement" means the Agreement dated as of March 30, 1990, between NationsBank of Georgia, N.A., and
Michael S. Egan, as such agreement may be amended, supplemented or modified from time to time.

          "Shareholder Loan Payments" means interest and principal payments required to be made pursuant to the Shareholder Loan Agreement as in effect on the Issue Date, as such agreement may be amended or refinanced without increasing the rate of interest payable thereunder in excess of a market rate of interest charged by an unaffiliated third party financial institution or increasing the aggregate principal amount then outstanding thereunder or reducing the Average Life of the loans thereunder.

          "Share Repurchase Payments" means distributions, including, without limitation, distributions in respect of Permitted Share Repurchase Indebtedness, (i) in connection with the repurchase upon the death of Norman D. Tripp and William H. Kelly, Jr. of shares or partnership interests owned by Norman D. Tripp and William H. Kelly, Jr. (and their controlled entities and family transferees), pursuant to the Alamo Shareholders Agreement as in effect on the Issue Date or as amended by a Permitted Shareholder Amendment (or terms substantially similar thereto) and pursuant to any other shareholders or partnership agreement with respect to any Issuer (other than Alamo Rent-A-Car, Inc., DKBERT Assoc., Guy Salmon USA, Ltd., Guy Salmon USA, Inc. and Green Corn, Inc.), in an aggregate amount not to exceed $3.5 million in any year (subject to adjustment as provided in Section 7(d) of the Alamo Shareholders Agreement and as provided in any provision in such other shareholders or partnership agreement which is substantially similar to Section 7 of the Alamo Shareholders Agreement); (ii) in connection with the repurchase upon the death of Norman D. Tripp and William H. Kelly, Jr. of the partnership interests owned by Norman D. Tripp and William H. Kelly, Jr. (and their controlled entities and family transferees), pursuant to the DKBERT Partnership Agreement as in effect on the Issue Date (or terms substantially similar thereto), in an amount not to exceed $1 million in any year (subject to adjustment as provided in clause (i) of the fifth paragraph of Section 12 therein); (iii) in connection with the repurchase upon the death of Norman D. Tripp and William H.

Kelly, Jr., of shares owned by Norman D. Tripp and William H. Kelly, Jr. (and their controlled entities and family transferees), pursuant to the Green Corn Shareholders Agreement as in effect on the Issue Date or as amended by a Permitted Shareholder Amendment (or terms substantially similar thereto), in an amount not to exceed $400,000 in any year (subject to adjustment as provided in Section 7(d)(i) therein); (iv) in connection with the repurchase upon the death of Norman D. Tripp and William H. Kelly, Jr., of shares or equity partnership interests owned by Norman D. Tripp and William H. Kelly, Jr. (and their controlled entities and family transferees), pursuant to the GUSA Partnership Agreement as in effect on the Issue Date (or terms substantially similar thereto) and pursuant to a shareholders agreement with respect to Guy Salmon USA, Inc., in an aggregate amount not to exceed $1 million in any year (subject to adjustment as provided in clause (i) of the fifth paragraph of
Section 10.01 of the GUSA Partnership Agreement and as provided in any provision in such other shareholders agreement which is substantially similar to Section 10.01 of the GUSA Partnership Agreement); and (v) in connection with the required repurchase of shares of stock of Lone Tree Rent-A-Car GmbH and Affiliated Entities (as defined in the Peters Shareholder Agreement) owned by Stefan-Juergen Peters pursuant to the Peters Shareholder Agreement as in effect on the Issue Date (or terms substantially similar thereto). In the event that any of Alamo Rent-A-Car, Inc., DKBERT Assoc., Guy Salmon USA, Inc., Guy Salmon USA, Ltd. and Green Corn, Inc. merges into or is otherwise acquired by any other of these Issuers, the aggregate amount under the applicable clause above for such other named Issuer shall be increased by the dollar amount allocated to the Issuer so merged or acquired.

          "Significant Acquisition" means a transaction or a series of related transactions resulting in the acquisition by an Issuer or any of its Subsidiaries of a majority of the Voting
Interests of an entity deriving annual revenues from the short-term vehicle rental business in Europe in excess of $500,000,000.

          "Significant Subsidiary" means any Restricted
Subsidiary that would be a "Significant Subsidiary" of an Issuer within the meaning of Rule 1-02 under Regulation S-X promulgated by the SEC.

          "Stated Maturity" means, with respect to any security, the date specified in such security as the fixed date on which the payment of principal of such security is due and payable, including pursuant to any mandatory redemption provision (but excluding any provision providing for the repurchase of such security at the option of the holder thereof upon the happening of any contingency beyond the control of the issuer unless such contingency has occurred).

          "Strategic Investor" means a publicly traded corporation with a common stock market capitalization of at least
$500 million.

          "Subordinated Obligation" means any Indebtedness of any Issuer (whether outstanding on the Issue Date or thereafter
Incurred) which is subordinate or junior in right of payment to the Securities pursuant to a written agreement.

          "Subsidiary" of any Person means any corporation, association, partnership or other business entity of which more than 50% of the total voting power of shares of Capital Stock or other interests (including partnership interests) entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by (i) such Person or (ii) one or more Subsidiaries of such Person.

          "Tax Amounts" in any calendar year shall be computed according to the following assumptions:

          (1) each Issuer which is an S Corporation, a partnership, trust, limited liability company, or any other entity the income of which (whether or not distributed) is taxable to such entity's members or beneficial owners (however denominated) for all or a portion of such calendar year is owned 100% by a single individual (the "Tax Amounts Person");

          (2) the taxable income of the Tax Amounts Person consists solely of the income, gain, loss, deduction or credit of the Issuers referred to in Clause (1) arising with respect to the calendar year (or portions thereof);

          (3) the Tax Amounts Person is subject to tax at the highest applicable marginal rate in effect for the calendar year of (a) federal income tax (taking into account limitations on the use of deductions under Code Sections 67 and 68 or any other relevant Code Section and any other taxes imposed by the Code on any Significant Owner (as defined below), or (b) alternative minimum tax, if in the judgment of KPMG Peat Marwick or another national tax accounting firm designated by any Issuer (the "Accounting Firm"), the Tax Amounts Person would have been subject to alternative minimum tax;

          (4) the Tax Amounts Person is a citizen of the United
     States who is a resident in the state (and local jurisdiction) with the heaviest income tax burden of all states in which any Significant Owner is actually resident, as determined by the Accounting Firm; and

          (5) the Tax Amounts Person is subject to tax in each relevant state, local or foreign jurisdiction (including the jurisdiction of residence as determined under clause (4)) at the highest marginal tax rate (or alternative minimum tax rate, if applicable) in effect for the calendar year.

Tax Amounts in any calendar year shall mean an amount equal to the sum of:

          (A) the federal income tax that would be imposed on the Tax Amounts Person, taking into account the deductibility for such purposes to the extent thereof of the amount determined in clause (B) below as a state or local income tax;

          (B) with respect to each state, local and foreign taxing jurisdiction in which any Significant Owner is subject to tax on the taxable income of any Issuer, the sum of the taxes that would be imposed on the Tax Amounts Person in each such jurisdiction, taking into account, for purposes of the foregoing computation, any credits or deductions of state or local tax that would actually be useable by the Tax Amounts Person; and

          (C) with respect to each jurisdiction in which any Significant Owner is subject to a capital, ad valorem, intangibles, or similar tax, the sum of the amounts of such taxes that would be imposed on the Tax Amounts Person, taking into account any credits or deductions of such tax that would actually be useable by the Tax Amounts Person.

A "Significant Owner" is determined by treating all of the Issuers referred to in clause (1) above as if they were a single Issuer, and is any Owner who would own (a) the largest equity interest (by value) in such single Issuer, or (b) the second largest equity interest (by value) in such single Issuer and, in the case of clause (b), at least 25% (by value) of the equity interests in such single Issuer. An "Owner" is any individual or entity generally subject to federal income tax that is a direct or indirect stockholder, partner, member or beneficiary of an Issuer described in clause (1) above and is taxable on the income (whether or not distributed) of such Issuer, including a trust or a beneficiary of a trust to the extent either is so taxable on the income of an Issuer. In computing the taxable income of the Tax Amounts Person for any calendar year, the losses, deductions and credits arising with respect to any Issuer for such year may not be used to offset income or gain of any Issuer (including the Issuer with respect to which the losses, deductions or credits are attributable), if in the judgment of the Accounting Firm, such losses, deductions or credits are not in fact useable by any Significant Owner (for example, without limitation, because of passive loss limitations, at risk limitations, or foreign tax credit baskets), provided that the judgment of the Accounting Firm is consistent with the manner in which such Issuer has reported such items on its Form K-1. Notwithstanding anything to the contrary herein, any distribution with respect to Tax Amounts may be made by any Issuer, regardless of whether any portion of such distribution was attributable to the income of such Issuer. The Tax Amounts for any calendar year shall be adjusted as necessary to reflect any final adjustment to or determination of the relevant taxable income or tax loss of any Issuer or, with respect to the taxes provided in clause (C) above, the tax actually owed by any Significant Owner in any taxing jurisdiction as a result of any audit, examination, claim or judicial or administrative proceeding (a "Tax Proceeding") (X) with respect to taxes, by adjusting the computations made in clauses (A), (B) and (C) above with respect to the Tax Amounts Person to reflect such Tax Proceeding and (Y) with respect to interest, penalties and additions to tax, by increasing the Tax Amounts by the amount of such items actually paid by any Owner with respect thereto, provided that (a) the Significant Owner or Owner reported on his relevant tax return the item or items that were the subject of such Tax Proceeding in a manner consistent with the Issuer's reporting of such item(s) on the relevant Form K-1 or other comparable information report or return provided by the Issuer to such Significant Owner or Owner, and (b) such final adjustment or determination resulted in an understatement or overstatement of the amount of the Tax Amounts for such calendar year. Any part of the Tax Amounts not distributed in respect of a calendar year for which it is calculated (or recalculated as a result of a Tax Proceeding) shall be available for distribution in subsequent calendar years. Distributions of Tax Amounts may be made from time to time with respect to a calendar year based on reasonable estimates. Within 60 days after the earlier of (i) the Issuer's filing of the relevant federal, state, local or foreign tax return for the applicable tax year, and (ii) the last date (including extensions) such form is required to be filed for such tax year, or in the case of a prior tax year, within 60 days after a final adjustment or determination with respect to such prior tax year pursuant to a Tax Proceeding, (x) the Accounting Firm shall certify the taxable income or loss of the Tax Amounts Person used to compute the amounts referred to in clauses (A) and
(B) above, and the amount of taxes referred to in clause (C) above, and (y) a reconciliation of the difference between the distributed amount and the Tax Amounts shall be prepared by the Issuers. Distributions of Tax Amounts may be made only if (1) the Issuer or Issuers making such distributions has entered into a binding agreement (or binding agreements) with all its Owners or all Significant Owners requiring that each Owner or all Significant Owners, as the case may be, reimburse or contribute to any Issuer (on a pro rata basis if the reimbursement is made to an Issuer which is an S Corporation) an amount equal to the positive difference between, with respect to the agreement of any Owner (in the event such agreements are with Owners) the amount distributed to such Owner and the Tax Amounts attributable to such Owner, or, in the event such agreements are with all Significant Owners, the amount distributed to each Owner and the Tax Amounts attributable to each Owner, which difference must be paid by any such Owner or all Significant Owners, as the case may be, within 45 days of the time any such Owner receives a refund or uses a credit of the tax payments to which such difference is attributable, or if no such tax payments had been made by any such Owner, at the time of the relevant reconciliation; provided, however, that none of the Owners shall be required to reimburse any Issuer if such total difference (excluding amounts previously reimbursed by credit or otherwise) for all periods attributable to all Owners of all of the Issuers, as a group, is less than $7.5 million, which difference shall be credited towards the distribution of Tax Amounts for subsequent periods before any additional cash distributions of Tax Amounts for subsequent periods are made, and (2) the Issuer has requested and received all such differences previously due.

          "Tax Distribution Proceeds" means the Net Cash Proceeds from the offering referred to in clause (b)(vi) of

Section 4.04 in respect of and in an amount equal to distributions made pursuant to such clause.

          "Temporary Cash Investments" means any of the following: (i) any investment in direct obligations of the United States of America or any agency thereof or obligations Guaranteed by the United States of America or any agency thereof,
(ii) investments in time deposit accounts, certificates of deposit and money market deposits maturing within 180 days of the date of acquisition thereof issued by a bank or trust company which is organized under the laws of the United States of America, any state thereof or any foreign country recognized by the United States of America having capital, surplus and undivided profits aggregating in excess of $250,000,000 (or the foreign currency equivalent thereof) and whose long-term debt is rated "A" (or such similar equivalent rating) or higher by at least one nationally recognized statistical rating organization (as defined in Rule 436 under the Securities Act), (iii) repurchase obligations with a term of not more than 30 days for underlying securities of the types described in clause (i) above entered into with a bank meeting the qualifications described in clause (ii) above, (iv) investments in commercial paper, maturing not more than 90 days after the date of acquisition, issued by a corporation (other than an Affiliate of an Issuer) organized and in existence under the laws of the United States of America or any foreign country recognized by the United States of America with a rating at the time as of which any investment therein is made of "P-1" (or higher) according to Moody's Investors Service, Inc. or "A-1" (or higher) according to Standard & Poor's Corporation, and (v) investments in securities with maturities of six months or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States of America, or by any political subdivision or taxing authority thereof, and rated at least "A" by Standard & Poor's Corporation or "A" by Moody's Investors Service, Inc.

          "TIA" means the Trust Indenture Act of 1939 (15 U.S.C.
 77aaa-77bbbb) as in effect on the date of this Indenture, except as provided in Section 9.03.

          "Trade Payables" means, with respect to any Person, any accounts payable or any indebtedness or monetary obligation to trade creditors created, assumed or Guaranteed by such Person arising in the ordinary course of business in connection with the acquisition of goods or services.

          "Tripperoo Guarantee" means the Guarantee, dated October 9, 1992, by Alamo Rent-A-Car, Inc. to General Electric Capital Corporation ("GECC") with respect to the obligations of Tripperoo Wings, Inc. ("Tripperoo") with respect to one airplane leased by Tripperoo to A-OK Jets, Inc. pursuant to the Promissory Note, dated as of October 16, 1992, between Tripperoo and GECC, evidencing the Aircraft Chattel Mortgage dated as of October 9, 1992, between Tripperoo and GECC, as in effect on the Issue Date and as such Guarantee may be amended or refinanced without increasing the principal amount of Indebtedness Guaranteed.

          "Trustee" means the party named as such in this Indenture until a successor replaces it and, thereafter, means the successor.

          "Trust Officer" means the Chairman of the Board, the President or any other officer or assistant officer of the Trustee assigned by the Trustee to administer its corporate trust matters.

          "Uniform Commercial Code" means the New York Uniform
Commercial Code as in effect from time to time.

          "Unrestricted Subsidiary" means (i) any Subsidiary of an Issuer that at the time of determination shall be designated an Unrestricted Subsidiary by the Board of Directors of such Issuer in the manner provided below and (ii) any Subsidiary of an Unrestricted Subsidiary. The Board of Directors of an Issuer may designate any Subsidiary of such Issuer (including any newly acquired or newly formed Subsidiary of such Issuer) to be an Unrestricted Subsidiary unless such Subsidiary or any of its Subsidiaries owns any Capital Stock or Indebtedness of, or holds any Lien on any property of any Issuer or any other Subsidiary of any Issuer that is not a Subsidiary of the Subsidiary to be so designated; provided, however, that either (A) the Subsidiary to be so designated has total consolidated assets of $1,000 or less or (B) if such Subsidiary has consolidated assets greater than $1,000, then such designation would be permitted under Section
4.04. The Board of Directors of an Issuer may designate any Unrestricted Subsidiary of such Issuer to be a Restricted Subsidiary; provided, however, that immediately after giving effect to such designation (x) the Issuers could Incur $1.00 of additional Indebtedness under

Section 4.03(a) and (y) no Default shall have occurred and be continuing. Any such designation by the Board of Directors of an Issuer shall be evidenced to the Trustee by promptly filing with the Trustee a copy of the resolution of such Board of Directors giving effect to such designation and an Officers' Certificate certifying that such designation complied with the foregoing provisions. An Unrestricted Subsidiary may engage in any business, including the vehicle rental business.

          "U.S. Government Obligations" means direct obligations (or certificates representing an ownership interest in such obligations) of the United States of America (including any agency or instrumentality thereof) for the payment of which the full faith and credit of the United States of America is pledged and which are not callable or redeemable at the issuer's option.

          "Voting Interests", with respect to a corporation, means all classes of Capital Stock of such corporation then outstanding and normally entitled to vote in the election of directors, and with respect to any other type of entity, the equity equivalent of such Capital Stock.

          "Wholly Owned Subsidiary" means a Restricted Subsidiary of an Issuer all the Capital Stock of which (other than directors' qualifying shares) is owned by an Issuer or another Wholly Owned Subsidiary; provided, that for purposes of clause
(b)(vi) of Section 4.07 and with respect only to transactions in the ordinary course of business, each of LoneTree Rent-A-Car GmbH and Alamo Autovermietung GmbH and each of their Wholly Owned Subsidiaries shall be deemed to be a Wholly Owned Subsidiary for so long as (i) the amount of the Issuers' Voting Interests in the applicable entity is not less than the amount of the Issuers' Voting Interests as of the Issue Date and (ii) the applicable entity remains a Restricted Subsidiary.

          SECTION 1.02.  Other Definitions.

                                                  Defined in
                            Term                    Section

     "Affiliate Transaction"......................  4.07
     "Bankruptcy Law".............................  6.01
     "covenant defeasance option".................  8.01(b)
     "Custodian"..................................  6.01
     "Event of Default"...........................  6.01
     "Global Securities"..........................  2.01
     "legal defeasance option"....................  8.01(b)
     "Legal Holiday"..............................  10.08
     "Offer"......................................  4.06
     "Offer Amount"...............................  4.06
     "Offer Period"...............................  4.06
     "Paying Agent"...............................  2.03
     "Purchase Date"..............................  4.06
     "Registrar"..................................  2.03
     "Restricted Payment".........................  4.04
     "Successor Company"..........................  5.01

          SECTION 1.03. Incorporation by Reference of Trust Indenture Act. This Indenture is subject to the mandatory provisions of the TIA which are incorporated by reference in and made a part of this Indenture. The following TIA terms have the following meanings:

          "Commission" means the SEC.

          "indenture securities" means the Securities.

          "indenture security holder" means a Securityholder.

          "indenture to be qualified" means this Indenture.

          "indenture trustee" or "institutional trustee" means the Trustee.

          "obligor" on the indenture securities means each Issuer and any other obligor on the indenture securities.

          All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule have the meanings assigned to them by such definitions.

          SECTION 1.04.  Rules of Construction.  Unless the
context otherwise requires:

          (1) a term has the meaning assigned to it;

          (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP;

          (3) "or" is not exclusive;

          (4) "including" means including without limitation;

          (5) words in the singular include the plural and words in the plural include the singular;

          (6) unsecured Indebtedness shall not be deemed to be subordinate or junior to Secured Indebtedness merely by virtue of its nature as unsecured Indebtedness;

          (7) the principal amount of any noninterest bearing or other discount security shall be the principal amount at maturity of such security, and accretion of principal on such security shall be deemed to be non-cash interest expense;

          (8) the principal amount of any Preferred Stock shall be (i) the maximum liquidation value of such Preferred Stock or (ii) the maximum mandatory redemption or mandatory repurchase price with respect to such Preferred Stock, whichever is greater; and

          (9) all references to $, US$, dollars or United States dollars shall refer to the lawful currency of the United
     States.



                            ARTICLE 2

                         The Securities
                         --------------

          SECTION 2.01. Form and Dating. The Securities and the Trustee's certificate of authentication shall be substantially in the form of Exhibit A, which is hereby incorporated in and expressly made a part of this Indenture. The Securities may have notations, legends or endorsements required by law, stock exchange rule, agreements to which an Issuer is subject, if any, or usage (provided that any such notation, legend or endorsement is in a form acceptable to such Issuer). Each Security shall be dated the date of its authentication. The terms of the Securities set forth in Exhibit A are part of the terms of this Indenture.

          (a) Global Securities. The Securities shall be issued initially in the form of one or more permanent Global Securities ("Global Securities") in definitive, fully registered form without interest coupons in substantially the form of Exhibit A, which shall be deposited on behalf of the purchasers of the Securities represented thereby with the Trustee, at its New York office, as custodian for the Depositary, and registered in the name of the Depositary or a nominee of the Depositary, duly executed by the Issuers and authenticated by the Trustee as hereinafter provided. The aggregate principal amount of the Global Securities may from time to time be increased or decreased by adjustments made on the records of the Trustee and the Depositary or its nominee in the limited circumstances hereinafter provided.

          (b)  Certificated Securities.  Except as provided in
Section 2.06, owners of beneficial interests in Global Securities will not be entitled to receive physical delivery of certificated securities.

          SECTION 2.02.  Execution and Authentication.  An
Officer of each Issuer shall sign the Securities for each Issuer by manual or facsimile signature.

          If an Officer whose signature is on a Security no longer holds that office at the time the Trustee authenticates the Security, the Security shall be valid nevertheless.

          A Security shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Security. The signature shall be conclusive evidence that the Security has been authenticated under this Indenture.

          The Trustee shall authenticate and make available for delivery Securities for original issue in an aggregate principal amount of $100,000,000, upon a written order of each of the Issuers signed by an Officer of each Issuer. Such order shall specify the amount of the

Securities to be authenticated and the date on which the original issue of Securities is to be authenticated. The aggregate principal amount of Securities outstanding at any time may not exceed that amount except as provided in Section 2.07.

          The Trustee may appoint an authenticating agent acceptable to the Issuers to authenticate the Securities, upon the consent of the Issuers to such appointment. Unless limited by the terms of such appointment, an authenticating agent may authenticate Securities whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as any Registrar, Paying Agent or agent for service of notices and demands.

          SECTION 2.03. Registrar and Paying Agent. The Issuers shall maintain an office or agency where Securities may be presented for registration of transfer or for exchange (the "Registrar") and an office or agency where Securities may be presented for payment (the "Paying Agent"). The Registrar, acting on behalf of and as agent for the Issuers, shall keep a register (the "Securities Register") of the Securities and of their transfer and exchange. The Issuers may have one or more co-registrars and one or more additional paying agents. The term "Paying Agent" includes any additional paying agent.

          The Issuers shall enter into an appropriate agency agreement with any Registrar, Paying Agent or co-registrar not a party to this Indenture, which shall incorporate the terms of the TIA. The agreement shall implement the provisions of this Indenture that relate to such agent. The Issuers shall notify the Trustee of the name and address of any such agent. If the Issuers fail to maintain a Registrar or Paying Agent, the Trustee shall act as such and shall be entitled to appropriate compensation therefor pursuant to Section 7.07. Any Issuer or any of their respective domestically incorporated Wholly Owned Subsidiaries may act as Paying Agent, Registrar, co-registrar or transfer agent.

          The Issuers initially appoint the Trustee as Registrar and Paying Agent in connection with the Securities.

          SECTION 2.04. Paying Agent To Hold Money in Trust. On or prior to each due date of the principal and interest on any Security, the Issuers shall deposit with the

Paying Agent a sum sufficient to pay such principal and interest when so becoming due. The Issuers shall require each Paying Agent (other than the Trustee) to agree in writing that the Paying Agent shall hold in trust for the benefit of Securityholders or the Trustee all money held by the Paying Agent for the payment of principal of or interest on the Securities and shall notify the Trustee of any default by the Issuers in making any such payment. If an Issuer or a Subsidiary acts as Paying Agent, it shall segregate the money held by it as Paying Agent and hold it as a separate trust fund. The Issuers at any time may require a Paying Agent to pay all money held by it to the Trustee and to account for any funds disbursed by the Paying Agent. Upon complying with this Section, the Paying Agent shall have no further liability for the money delivered to the Trustee.

          SECTION 2.05. Securityholder Lists. The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of Securityholders. If the Trustee is not the Registrar, the Issuers shall furnish to the Trustee, in writing at least five Business Days before each interest payment date and at such other times as the Trustee may request in writing, a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of Securityholders; provided that as long as the Trustee is the Registrar, no such list need be furnished.

          SECTION 2.06. Transfer and Exchange. The Securities shall be issued in registered form and shall be transferable only upon the surrender of a Security for registration of transfer. When a Security is presented to the Registrar or a co-registrar with a request to register a transfer, the Registrar and the Trustee may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and the Registrar shall record in the Securities Register the transfer as requested if the requirements of Section 8-401(1) of the Uniform Commercial Code are met, and thereupon one or more new Securities in the same aggregate principal amount shall be issued to the designated assignee or transferee and the old Security will be returned to the Issuers. When Securities are presented to the Registrar or a co-registrar with a request to exchange them for an equal principal amount of Securities of other denominations, the Registrar shall make the exchange as requested, in the same manner, if the same requirements are met. To permit registration of transfers and exchanges, the Issuers shall execute and the Trustee shall authenticate Securities at the Registrar's or co-registrar's request. The Issuers may require payment of a sum sufficient to pay all taxes, assessments or other governmental charges in connection with any transfer or exchange pursuant to this Section. The Issuers shall not be required to make and the Registrar need not register transfers or exchanges of Securities selected for redemption (except, in the case of Securities to be redeemed in part, the portion thereof not to be redeemed) or any Securities for a period of 15 days before a selection of Securities to be redeemed or 15 days before an interest payment date.

          Prior to the due presentation for registration of transfer of any Security, the Issuers, the Trustee, the Paying Agent, the Registrar or any co-registrar may deem and treat the person in whose name a Security is registered as the absolute owner of such Security for the purpose of receiving payment of principal of and interest on such Security and for all other purposes whatsoever, whether or not such Security is overdue, and none of the Issuers, the Trustee, the Paying Agent, the Registrar or any co-registrar shall be affected by notice to the contrary.

          All Securities issued upon any transfer or exchange pursuant to the terms of this Indenture will evidence the same debt and will be entitled to the same benefits under this Indenture as the Securities surrendered upon such transfer or exchange.

          With respect to Global Securities:

          (1) Each Global Security authenticated under this Indenture shall be registered in the name of the Depositary designated for such Global Security or a nominee thereof and deposited with such Depositary or a nominee thereof or custodian therefor, and each such Global Security shall constitute a single Security for all purposes of this Indenture.

          (2) A Global Security may not be transferred except as a whole by the Depositary to a nominee of the Depositary. A Global Security is exchangeable for certificated Securities only if (i) the Depositary notifies the Issuers that it is unwilling or unable to continue as a Depositary for such Global Security or if at any time the Depositary ceases to be a clearing agency registered under the Exchange Act, (ii) the

     Issuers execute and deliver to the Trustee a notice that such Global Security shall be so transferable, registrable, and exchangeable, and such transfers shall be registrable or
     (iii) there shall have occurred and be continuing an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default with respect to the Securities represented by such Global Security. Any Global Security that is exchangeable for certificated Securities pursuant to the preceding sentence will be transferred to, and registered and exchanged for, certificated Securities in authorized denominations, without legends applicable to a Global Security, and registered in such names as the Depositary holding such Global Security may direct. Subject to the foregoing, a Global Security is not exchangeable, except for a Global Security of like denomination to be registered in the name of the Depositary or its nominee. In the event that a Global Security becomes exchangeable for certificated Securities, (i) certificated Securities will be issued only in fully registered form in denominations of $1,000 or integral multiples thereof, (ii) payment of principal, any repurchase price, and interest on the certificated Securities will be payable, and the transfer of the certificated Securities will be registrable, at the office or agency of the Issuers maintained for such purposes, and (iii) no service charge will be made for any registration or transfer or exchange of the certificated Securities, although the Issuers may require payment of a sum sufficient to cover any tax or governmental charge imposed in connection therewith.

          (3) Securities issued in exchange for a Global Security or any portion thereof shall have an aggregate principal amount equal to that of such Global Security or portion thereof to be so exchanged, shall be registered in such names and be in such authorized denominations as the Depositary shall designate and shall bear the applicable legends provided for herein. Any Global Security to be exchanged in whole shall be surrendered by the Depositary to the Trustee. With respect to any Global Security to be exchanged in part, either such Global Security shall be so surrendered for exchange or, if the Trustee is acting as custodian for the Depositary or its nominee with respect to such Global Security, the principal amount thereof shall be reduced, by an amount equal to the portion thereof to be so exchanged, by means of an appropriate adjustment made on the records of the Trustee. Upon any such surrender or adjustment, the Trustee shall authenticate and deliver the Security issuable on such exchange to or upon the order of the Depositary or an authorized representative thereof.

          (4) Every Security authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Security or any portion mutilated thereof, whether pursuant to this Section, Section 2.07 or 2.09 or otherwise, shall be authenticated and delivered in the form of, and shall be, a Global Security, unless such Security is registered in the name of a Person other than the Depositary for such Global Security or a nominee thereof.

          Members of, or participants in, the Depositary ("Participants") shall have no rights under this Indenture with respect to any Global Security held on their behalf by the Depositary or by the Trustee as the custodian of the Depositary or under such Global Security, and the Depositary may be treated by the Issuers, the Trustee and any agent of the Issuers or the Trustee as the absolute owner of such Global Security for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Issuers, the Trustee or any agent of the Issuers or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or impair, as between the Depositary and its Participants, the operation of customary practices of such Depositary governing the exercise of the rights of a holder of a beneficial interest in any Global Security.

          SECTION 2.07. Replacement Securities. If a mutilated Security is surrendered to the Trustee or Registrar or if the Holder of a Security claims that the Security has been lost, destroyed or wrongfully taken, the Issuers shall issue and the Trustee shall authenticate a replacement Security if the requirements of Section 8-405 of the Uniform Commercial Code are met and the Holder satisfies any other reasonable requirements of the Trustee and the Issuers. Such Holder shall furnish an indemnity bond sufficient in the judgment of the Issuers and the Trustee to protect the Issuers, the Trustee, the Paying Agent, the Registrar and any co-registrar from any loss which any of them may suffer if a Security is replaced. The Issuers and the Trustee may charge the Holder for their expenses in replacing a Security.

          Every replacement Security is an obligation of the Issuers under this Indenture.

          SECTION 2.08. Outstanding Securities. Securities outstanding at any time are all Securities authenticated by the Trustee except for those canceled by it, those delivered to it for cancelation and those described in this Section as not outstanding. A Security does not cease to be outstanding because an Issuer or an Affiliate of an Issuer holds the Security.

          If a Security is replaced pursuant to Section 2.07, it ceases to be outstanding unless the Trustee and the Issuers receive proof satisfactory to them that the replaced Security is held by a bona fide purchaser.

          If the Paying Agent segregates and holds in trust, in accordance with this Indenture, on a redemption date or maturity date or, pursuant to Section 8.01(a), within 91 days prior thereto, money sufficient to pay all principal and interest payable on that redemption or maturity date with respect to the Securities (or portions thereof) to be redeemed or maturing, as the case may be, then on and after such date such Securities (or portions thereof) cease to be outstanding and on and after such redemption or maturity date interest on them ceases to accrue.

          SECTION 2.09. Temporary Securities. Until definitive Securities are ready for delivery, the Issuers may prepare and the Trustee shall authenticate temporary Securities. Temporary Securities shall be substantially in the form of definitive Securities but may have variations that the Issuers consider appropriate for temporary Securities. Without unreasonable delay, the Issuers shall prepare and the Trustee shall authenticate definitive Securities and deliver them in exchange for temporary Securities.

          SECTION 2.10. Cancelation. The Issuers at any time may deliver Securities to the Trustee for cancelation. The Registrar and the Paying Agent shall forward to the Trustee any Securities surrendered to them for registration of transfer, exchange or payment. The Trustee and no one else shall cancel all Securities surrendered for registration of transfer, exchange, payment or cancelation and deliver such canceled Securities to the Issuers. The Trustee shall from time to time provide the Issuers a list of all Securities that have been canceled as requested by the Issuers. The Issuers may not issue new Securities to replace Securities it has redeemed, paid or delivered to the Trustee for cancelation.

          SECTION 2.11. Defaulted Interest. If the Issuers default in a payment of interest on the Securities, the Issuers shall pay defaulted interest (plus interest on such defaulted interest to the extent lawful) in any lawful manner. The Issuers may pay the defaulted interest to the persons who are Securityholders on a subsequent special record date. The Issuers shall fix or cause to be fixed any such special record date and payment date to the reasonable satisfaction of the Trustee and shall promptly mail to each Securityholder a notice that states the special record date, the payment date and the amount of defaulted interest to be paid.

          SECTION 2.12. CUSIP Numbers. The Issuers in issuing the Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers. The Issuer will promptly notify the Trustee of any change in the CUSIP numbers.

                            ARTICLE 3

                           Redemption
                           ----------

          SECTION 3.01. Notices to Trustee. If the Issuers elect to redeem Securities pursuant to paragraph 5 of the Securities, they shall notify the Trustee in writing of the redemption date, the principal amount of Securities to be redeemed and the paragraph of the Securities pursuant to which the redemption will occur.

          The Issuers shall give each notice to the Trustee provided for in this Section at least 45 days before the redemption date unless the Trustee consents to a shorter period. Such notice shall be accompanied by an Officers' Certificate from each Issuer and an Opinion of Counsel from the Issuers to the effect that such redemption will comply with the conditions herein.

          SECTION 3.02. Selection of Securities To Be Redeemed. If fewer than all the Securities are to be redeemed, the Trustee shall select the Securities to be redeemed pro rata or by lot or by a method that complies with applicable legal and securities exchange requirements, if any, and that the Trustee considers fair and appropriate and in accordance with methods generally used at the time of selection by fiduciaries in similar circumstances. The Trustee shall make the selection from outstanding Securities not previously called for redemption. The Trustee may select for redemption portions of the principal of Securities that have denominations larger than $1,000.
Securities and portions of them the Trustee selects shall be in amounts of $1,000 or a whole multiple of $1,000. Provisions of this Indenture that apply to Securities called for redemption also apply to portions of Securities called for redemption. The Trustee shall notify the Issuers promptly of the Securities or portions of Securities to be redeemed. In the event the Company is required to make an offer to redeem Securities pursuant to Sections 4.06 or 4.08 and the amount available for such offer is not evenly divisible by $1,000, the Trustee shall promptly refund to the Company any remaining funds, which in no event will exceed $1,000.

          SECTION 3.03. Notice of Redemption. At least 30 days but not more than 60 days before a date for redemption of Securities, the Issuers shall mail a notice of redemption by first-class mail to the registered address appearing in the Security Register each Holder of Securities to be redeemed.

          The notice shall identify the Securities (including
CUSIP numbers) to be redeemed and shall state:

          (1) the redemption date;

          (2) the redemption price;

          (3) the name and address of the Paying Agent;

          (4) that Securities called for redemption must be surrendered to the Paying Agent to collect the redemption price;

          (5) if fewer than all the outstanding Securities are to be redeemed, the identification and principal amounts of the particular Securities to be redeemed;

          (6) that, unless the Issuers default in making such redemption payment, interest on Securities (or portion thereof) called for redemption ceases to accrue on and after the redemption date;

          (7) the paragraph of the Securities pursuant to which the Securities called for redemption are being redeemed; and

          (8) that no representation is made as to the correctness or accuracy of the CUSIP number, if any, listed in such notice or printed on the Securities.

          At the Issuers' request, the Trustee shall give the notice of redemption in the Issuers' names and at the Issuers' expense. In such event, the Issuers shall provide the Trustee with the information required by this Section.

          SECTION 3.04. Effect of Notice of Redemption. Once notice of redemption is mailed, Securities called for redemption become due and payable on the redemption date and at the redemption price stated in the notice. Upon surrender to the Paying Agent, such Securities shall be paid at the redemption price stated in the notice, plus accrued interest to the redemption date. Such notice if mailed in the manner herein provided shall be conclusively presumed to have been given, whether or not the Holder receives such notice. Failure to give notice or any defect in the notice to any Holder shall not affect the validity of the notice to any other Holder.

          SECTION 3.05. Deposit of Redemption Price. Prior to 11:00 a.m. (New York City time) on the redemption date, the Issuers shall deposit with the Trustee or Paying Agent (or, if an Issuer or a Subsidiary is the Paying Agent, shall segregate and hold in trust) money sufficient to pay the redemption price of and accrued interest (if any) on all Securities or portions thereof to be redeemed on that date other than Securities or portions of Securities called for redemption which have been delivered by the Issuers to the Trustee for cancelation.

          SECTION 3.06. Securities Redeemed in Part. Upon surrender of a Security that is redeemed in part, the Issuers shall execute and the Trustee shall authenticate for the Holder (at the Issuers' expense) a new Security equal in principal amount to the unredeemed portion of the Security surrendered.

                            ARTICLE 4

                            Covenants
                            ---------

          SECTION 4.01. Payment of Securities. The Issuers shall promptly pay the principal of and interest on the Securities on the dates and in the manner provided in the Securities and in this Indenture. Principal and interest shall be considered paid on the date due if on such date the Trustee or the Paying Agent holds in accordance with this Indenture money sufficient to pay all principal and interest then due.

          The Issuers shall pay interest on overdue principal at the rate specified therefor in the Securities, and it shall pay interest on overdue installments of interest at the same rate to the extent lawful.

          SECTION 4.02. SEC Reports. Each of the Issuers shall file with the Trustee and provide Securityholders, as their names appear in the Security Register, within 15 days after it files them with the SEC, copies of the annual reports and the information, documents and other reports which it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. Notwithstanding that an Issuer may not be required to be or remain subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, each of the Issuers shall continue to file with the SEC and provide the Trustee and Securityholders with the annual reports and the information, documents and other reports which are specified in Sections 13 and 15(d) of the Exchange Act. The Issuers also shall comply with the other provisions of TIA 314(a). The Issuers will not be required to file with the SEC and provide the Trustee and Securityholders such reports, information and documents on an individual Issuer reporting basis (as opposed to a combined basis, as set forth in the Prospectus) if not required by applicable law.

          Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Issuers' compliance with any of their covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates).

          SECTION 4.03. Limitation on Indebtedness. (a) None of the Issuers will Incur, or permit any Restricted Subsidiary to Incur, any Indebtedness; provided, however, that an Issuer may Incur Indebtedness if on the date thereof the Combined Coverage Ratio would be greater than 2.00:1.

          (b)  Notwithstanding Section 4.03(a), an Issuer or
Restricted Subsidiary may Incur (subject to the limitations included in Section 4.06) the following Indebtedness:

          (i) Indebtedness of an Issuer or Restricted Subsidiary under the Credit Agreements in an aggregate principal amount outstanding at any time not to exceed the aggregate committed amount under such Agreements as of the Issue Date, and any Refinancing Indebtedness with respect thereto;

          (ii) Indebtedness of an Issuer owing to and held by any Restricted Subsidiary or Indebtedness of a Restricted Subsidiary owing to and held by an Issuer or any Restricted Subsidiary or Indebtedness of an Issuer owing to and held by any other Issuer; provided, however, that any subsequent issuance or transfer of any Capital Stock or any other event which results in any such Restricted Subsidiary or Issuer which holds Indebtedness of another Issuer or Restricted Subsidiary ceasing to be a Restricted Subsidiary or Issuer or any subsequent transfer of any such Indebtedness (except to an Issuer or a Restricted Subsidiary) will be deemed, in each case, to constitute the Incurrence of such Indebtedness by the issuer thereof; provided further, that a pledge of Capital Stock or such Indebtedness prior to enforcement of such pledge shall not be deemed an issuance or transfer for purposes of the foregoing proviso;

          (iii) Indebtedness represented by the Securities, any Indebtedness (other than the Indebtedness described in clauses (i)-(ii) above) outstanding on the Issue Date and any Refinancing Indebtedness Incurred in respect of any Indebtedness described in this clause (iii) or Section 4.03(a);

          (iv) (A) Indebtedness of a Restricted Subsidiary or Co-Issuer Incurred and outstanding on or prior to the date on which such Restricted Subsidiary was acquired by an Issuer or a Restricted Subsidiary or such Co-Issuer becomes a Co-Issuer (other than Indebtedness Incurred in connection with, or in contemplation of, the transaction or series of related transactions pursuant to which such Restricted Subsidiary became a Subsidiary or was otherwise acquired by such Issuer or a Restricted Subsidiary or such Co-Issuer becomes a Co-Issuer); provided, however, that at the time such Restricted Subsidiary is acquired by such Issuer or a Restricted Subsidiary or such Co-Issuer becomes a Co-Issuer, the Issuers would have been able to Incur $1.00 of additional Indebtedness pursuant to paragraph (a) after giving effect to the Incurrence of such Indebtedness pursuant to this clause (iv) and such transaction or series of related transactions and (B) Refinancing Indebtedness Incurred by a Restricted Subsidiary or Issuer in respect of Indebtedness Incurred by such Restricted Subsidiary or Co-Issuer pursuant to this clause (iv);

          (v) Indebtedness (A) in respect of performance bonds, bankers' acceptances, letters of credit and surety or appeal bonds provided by an Issuer or Restricted Subsidiary in the ordinary course of its business and which do not secure other Indebtedness, and (B) under Currency Agreements and Interest Rate Agreements Incurred which, at the time of Incurrence, is in the ordinary course of business; provided, however, that, in the case of Currency Agreements and Interest Rate Agreements, such Currency Agreements and Interest Rate Agreements do not increase the Indebtedness of any Issuer outstanding at any time other than as a result of fluctuations in foreign currency exchange rates or interest rates or by reason of fees, indemnities and compensation payable thereunder;

          (vi) Permitted Vehicle Indebtedness and Permitted Share
     Repurchase Indebtedness;

          (vii) Indebtedness represented by Guarantees issued to airports and airport and other governmental authorities for the construction of airport rental or related facilities to be used by an Issuer or Restricted Subsidiary in the ordinary course of business which do not exceed for all Issuers and Restricted Subsidiaries in the aggregate $25 million at any time outstanding;

          (viii) Indebtedness represented by Guarantees by an Issuer of Indebtedness otherwise permitted to be Incurred pursuant to this Section;

          (ix) Indebtedness represented by Guarantees by a Restricted Subsidiary of Indebtedness of another Restricted
     Subsidiary otherwise permitted to be Incurred pursuant to this Section;

          (x) Indebtedness of an Issuer or Restricted Subsidiary consisting of guarantees, indemnities, or obligations in respect of purchase price adjustments, in connection with the acquisition or disposition of assets;

          (xi) Non-Recourse Tax Debt; or

          (xii) Indebtedness (other than Indebtedness permitted to be Incurred pursuant to paragraph (a) or any other clause of this paragraph (b)) in an aggregate principal amount on the date of Incurrence which, when added to all other Indebtedness Incurred by all the Issuers and Restricted Subsidiaries pursuant to this clause (xii) and then outstanding, will not exceed $30 million; provided, however, that the amount of such Indebtedness permitted to be incurred by Restricted Subsidiaries pursuant to this clause
     (xii) will not exceed the sum of (A) $10 million and (B) 10% of the Aggregate Net Worth Increase.

          (c)  Notwithstanding any other provision of this
Section 4.03, the maximum amount of Indebtedness that any Issuer or any Restricted Subsidiary may Incur pursuant to this Section shall not be deemed to be exceeded solely as a result of fluctuations in the exchange rates of currencies. For purposes of determining the outstanding principal amount of any particular Indebtedness Incurred pursuant to this Section 4.03, (1) Indebtedness Incurred pursuant to the Credit Agreements prior to or on the date of this Indenture shall be treated as Incurred pursuant to Section 4.03(b)(i), (2) Indebtedness permitted by this Section 4.03 need not be permitted solely by reference to one provision permitting such Indebtedness but may be permitted in part by one such provision and in part by one or more other provisions of this Section permitting such Indebtedness and (3) in the event that Indebtedness or any portion thereof meets the criteria of more than one of the types of Indebtedness described in this Section, the Issuers, in their sole discretion, shall classify such Indebtedness and only be required to include the amount of such Indebtedness in one of such clauses.

          SECTION 4.04. Limitation on Restricted Payments. (a) None of the Issuers will, or will permit any Restricted Subsidiary to, directly or indirectly, (i) declare or pay any dividend or make any distribution on or in respect of its Capital Stock (including, without duplication, any Incurrence of or payments or distributions in respect of Permitted Share Repurchase Indebtedness or Non-Recourse Tax Debt or any payment in connection with any merger or consolidation involving an Issuer) except dividends or distributions payable solely in its Capital Stock (other than Disqualified Stock) and except dividends or distributions payable to an Issuer or another Restricted Subsidiary (and, if such Restricted Subsidiary is not wholly owned, to its other shareholders on a pro rata basis),
(ii) purchase, redeem, retire or otherwise acquire for value any Capital Stock of an Issuer or any Restricted Subsidiary held by Persons other than an Issuer or another Restricted Subsidiary (including, without duplication, any Incurrence of or payments or distributions in respect of Permitted Share Repurchase Indebtedness or Non-Recourse Tax Debt), (iii) purchase, repurchase, redeem, defease or otherwise acquire or retire for value, prior to scheduled maturity, scheduled repayment or scheduled sinking fund payment any Subordinated Obligations (other than the purchase, repurchase or other acquisition of Subordinated Obligations in anticipation of satisfying a sinking fund obligation, principal installment or final maturity, in each case due within one year of the date of such purchase, repurchase or acquisition), or (iv) make any Investment (other than a Permitted Investment) in any Person (any such dividend, distribution, purchase, redemption, repurchase, defeasance, other acquisition, retirement, Investment or payment being herein referred to as a "Restricted Payment") if at the time an Issuer or such Restricted Subsidiary makes such Restricted
Payment:

          (1) a Default will have occurred and be continuing (or would result therefrom);

          (2) an Issuer could not Incur at least $1.00 of additional Indebtedness under Section 4.03(a); or

          (3) the aggregate amount of such Restricted Payment and all other Restricted Payments (the amount so expended, if other than in cash, to be determined in good faith by the Board of Directors of the applicable Issuer, whose determination will be conclusive and evidenced by a resolution of such Board of Directors) declared or made subsequent to the Issue Date would exceed the sum of:

               (A) 50% of the Combined Net Income, after subtraction therefrom of all Tax Amounts, with respect to the period (treated as one accounting period) from February 1, 1996 to the end of the most recent fiscal quarter ending prior to the date of such Restricted Payment for which financial statements are available (or, in case such Combined Net Income, after subtraction therefrom of all Tax Amounts, will be a deficit, minus 100% of such deficit);

               (B) the aggregate Net Cash Proceeds received by the Issuers from (i) capital contributions other than those required (x) under Section 4.13 or (y) in connection with reimbursement of Tax Amounts and (ii) the issue or sale of Capital Stock (other than Disqualified Stock) subsequent to the Issue Date (other than an issuance or sale to another Issuer or a Subsidiary of an Issuer or an employee stock ownership plan or other trust established by an Issuer or any of its Subsidiaries);

               (C) the aggregate Net Cash Proceeds received by the Issuers from the issue or sale of Capital Stock (other than Disqualified Stock) to an employee stock ownership plan established by an Issuer or any of its Subsidiaries subsequent to the date of this Indenture; provided, however, that if such employee stock ownership plan incurs any Indebtedness, such aggregate amount shall be limited to an amount equal to any increase in the Consolidated Net Worth of the Issuer resulting from principal repayments made by such employee stock ownership plan with respect to Indebtedness incurred by it to finance the purchase of such Capital Stock;

               (D) the amount by which Indebtedness of an Issuer or its Restricted Subsidiaries is reduced on such Issuer's balance sheet upon the conversion or exchange (other than by a Subsidiary or another Issuer) subsequent to the Issue Date of any Indebtedness of such Issuer or its Restricted Subsidiaries convertible or exchangeable for Capital Stock (other than Disqualified Stock) of such Issuer (less the amount of any cash or other property distributed by such Issuer or any Restricted Subsidiary upon such conversion or exchange); and

               (E) the amount equal to (x) the amount of any Guarantee included in the calculation of the amount of Restricted Payments if such Guarantee has been retired and extinguished to the extent no payment was made pursuant to such Guarantee (such amount not to exceed the amount of the Guarantee included in the calculation of the amount of Restricted Payments less the amount of any payments made pursuant thereto) and (y) the net reduction in Investments in Unrestricted Subsidiaries resulting from (i) payments of dividends, repayments of the principal of loans or advances or other transfers of assets to an Issuer or any Restricted Subsidiary from Unrestricted Subsidiaries or (ii) the redesignation of Unrestricted Subsidiaries as Restricted Subsidiaries (valued in each case as provided in the definition of "Investment") not to exceed, in the case of any Unrestricted Subsidiary, the amount of Investments previously made by an Issuer or any Restricted Subsidiary in such Unrestricted Subsidiary, which amount was included in the calculation of the amount of Restricted Payments.

          (b) The provisions of subsections 4.04(a)(2) and (3) will not prohibit:

          (i) any purchase, redemption, defeasance or other acquisition of Capital Stock of an Issuer or Subordinated Obligations made by exchange for, or out of the net proceeds of the substantially concurrent sale of, Capital Stock of an Issuer (other than Disqualified Stock and other than Capital Stock issued or sold to a Subsidiary or an employee stock ownership plan or other trust established by such Issuer or any of its Subsidiaries); provided, however, that (A) such purchase, redemption, defeasance or other acquisition will be excluded in the calculation of the amount of Restricted Payments and (B) the Net Cash Proceeds from such sale will be excluded from clause (3)(B) of Section 4.04(a);

          (ii) any purchase, redemption, defeasance or other acquisition of Subordinated Obligations made by exchange for, or out of the net proceeds of the substantially concurrent sale of, Subordinated Obligations of an Issuer which is permitted to be Incurred pursuant to Section 4.03; provided, however, that such purchase, redemption, defeasance or other acquisition will be excluded in the calculation of the amount of Restricted Payments;

          (iii) any purchase, redemption, defeasance or other acquisition of Subordinated Obligations from Net Available Cash to the extent permitted by Section 4.06; provided, however, that such purchase or redemption will be excluded in the calculation of the amount of Restricted Payments;

          (iv) dividends paid within 60 days after the date of declaration thereof if at such date of declaration such dividend would have complied with Section 4.04(a); provided, however, that such dividend will be included in the calculation of the amount of Restricted Payments;

          (v) with respect to each year or portion thereof that any Issuer qualifies as an S Corporation, partnership, limited liability company or trust not subject to tax as an entity and such Issuer is so treated in the Issuers' Combined Financial Statements, distributions of Tax Amounts; provided, however, that such distributions will be excluded in the calculation of the amount of Restricted Payments; provided further, however, that the provisions of subsection 4.04(a)(1) will not prohibit distributions otherwise permitted pursuant to this clause (v);

          (vi) in connection with a Public Equity Offering or the sale of Equity Interests to a Strategic Investor by an Issuer qualifying as an S Corporation prior to such offering, the declaration of a dividend and the distribution to shareholders of such Issuer of the amount of such Issuer's "accumulated adjustments account" within the meaning of Section 1368(e) of the Code as of the period ending on the closing date of such offering or sale; provided, however, that the Net Cash Proceeds received from such offering or sale are at least equal to the amount of such distributions and such distributions (other than a distribution consisting of Non-Recourse Tax Debt) are not made prior to the receipt of such Proceeds; provided, further, that such distributions will be included in the calculation of the amount of Restricted Payments;

          (vii) distributions to Michael S. Egan or his estate in an amount not in excess of and used within 30 days to make Shareholder Loan Payments, together with equivalent pro rata distributions (based on their share ownership) to the other shareholders of Alamo Rent-A-Car, Inc.; provided, however, that all such distributions will be included in the calculation of the amount of Restricted Payments;

          (viii) Share Repurchase Payments; provided, however, that such distributions will be included in the calculation of the amount of Restricted Payments;

          (ix) Investments in a Person or Persons primarily engaged in operating a Related Business, such Investments not to exceed $10 million at any one time outstanding; provided, however, that such Investments will be excluded in the calculation of the amount of Restricted Payments;

          (x) payments pursuant to the Tripperoo Guarantee;
     provided, however, that such payments will be included in the calculation of the amount of Restricted Payments; and

          (xi) any repurchase or redemption of Subordinated Obligations to the extent required upon a change of control by the indenture or other agreement or instrument pursuant to which such Subordinated Obligations were issued, but only if the Issuers have complied with their obligations (including the completion of the repurchase of all Securities tendered) under Section 4.08; provided, however, that such repurchase or redemption will be excluded in the calculation of the amount of Restricted Payments.

          (c) In computing Combined Net Income under clause (A) of Section 4.04(a), (1) the Issuers and their Consolidated Subsidiaries shall use audited financial statements for the portions of the relevant period for which audited financial statements are available on the date of determination and (2) the Issuers and their Consolidated Subsidiaries shall be permitted to rely in good faith on the unaudited financial statements of such Issuers and Subsidiaries for the portions of the relevant period for which such audited financial statements are not available on the date of determination. If any Issuer or Restricted Subsidiary makes a Restricted Payment which, at the time of making such Restricted Payment, would in the good faith determination of such Issuer or Restricted Subsidiary be permitted under the requirements of this Indenture, such Restricted Payment shall be deemed to have been made in compliance with this Indenture notwithstanding any subsequent adjustments made in good faith to the Issuers' and their Consolidated Subsidiaries' financial statements affecting Combined Net Income for any period.

          SECTION 4.05.  Limitation on Restrictions on
Distributions from Restricted Subsidiaries. None of the Issuers will, or will permit any Restricted Subsidiary to, create or otherwise cause or permit to exist or become effective any consensual encumbrance or restriction on the ability of any Restricted Subsidiary to (i) pay dividends or make any other distributions on its Capital Stock or pay any Indebtedness owed to an Issuer, (ii) make any loans or advances to an Issuer or
(iii) transfer any of its property or assets to an Issuer, except:

          (1) any encumbrance or restriction pursuant to an agreement in effect at or entered into on the Issue Date;

          (2) any encumbrance or restriction with respect to a Restricted Subsidiary or Co-Issuer pursuant to an agreement relating to any Indebtedness Incurred by such Restricted Subsidiary prior to the date on which such Restricted Subsidiary was acquired by an Issuer or a Restricted Subsidiary or by such Co-Issuer prior to the date it becomes a Co-Issuer (other than Indebtedness Incurred in connection with, or in contemplation of, the transaction or series of related transactions pursuant to which such Restricted Subsidiary became a Restricted Subsidiary or was acquired by such Issuer or a Restricted Subsidiary or pursuant to which such Co-Issuer became a Co-Issuer) and outstanding on such date;

          (3) any encumbrance or restriction pursuant to an agreement constituting Refinancing Indebtedness of Indebtedness Incurred pursuant to an agreement referred to in clause (1) or (2) of this Section or this clause (3) or contained in any amendment to an agreement referred to in clause (1) or (2) of this Section or this clause (3); provided, however, that the encumbrances and restrictions contained in any such refinancing agreement or amendment are not more restrictive in any material respect than the provisions contained in such agreements as determined in good faith by the Issuers and evidenced by an Officers' Certificate;

          (4) in the case of clause (iii), any encumbrance or restriction (A) that restricts in a customary manner the subletting, assignment or transfer of any property or asset that is subject to a lease, license or similar contract, (B) by virtue of any transfer of, agreement to transfer, option or right with respect to, or Lien on, any property or assets of an Issuer or any Restricted Subsidiary not otherwise prohibited by this Indenture or (C) contained in security agreements securing Indebtedness of a Restricted Subsidiary to the extent such encumbrance or restrictions restrict the transfer of the property subject to such security agreements;

          (5) any restriction with respect to a Restricted
     Subsidiary imposed pursuant to an agreement entered into for the sale or disposition of all or substantially all the Capital Stock or assets of such

     Restricted Subsidiary pending the closing of such sale or disposition;

          (6) any encumbrance or restriction imposed under or by applicable law;

          (7) any encumbrance or restriction pursuant to subordination provisions of Indebtedness of a Restricted
     Subsidiary to an Issuer; and

          (8) any encumbrance or restriction with respect to a Restricted Subsidiary primarily conducting business in Europe pursuant to an agreement or agreements relating to any Permitted Vehicle Indebtedness Incurred by such Restricted Subsidiary; provided, that the encumbrances and restrictions contained in any such agreement or agreements are not in the aggregate more restrictive in any material respect (as determined in good faith by the Issuers and evidenced by an Officers' Certificate) than the provisions contained in an agreement or agreements relating to Permitted Vehicle Indebtedness of a Restricted Subsidiary primarily conducting business in Europe as in effect on the Issue Date.

          SECTION 4.06. Limitation on Sales of Assets and Subsidiary Stock. (a) None of the Issuers will, or will permit any Restricted Subsidiary to, make any Asset Disposition unless
(i) such Issuer or such Restricted Subsidiary receives consideration (including by way of relief from, or by any other Person assuming sole responsibility for, any liabilities, contingent or otherwise) at the time of such Asset Disposition at least equal to the fair market value, as determined for any transaction or series of related transactions involving aggregate consideration in excess of $100,000 in good faith by the Board of Directors of the applicable Issuer (including as to the value of all non-cash consideration), of the shares and assets subject to such Asset Disposition, (ii) at least 75% of the consideration thereof received by such Issuer or such Restricted Subsidiary is in the form of cash or Temporary Cash Investments and (iii) an amount equal to 100% of the Net Available Cash from such Asset Disposition is applied by the Issuers or such Restricted Subsidiary, as the case may be, within one year after the later of the date of such Asset Disposition or the receipt of such Net Available Cash (A) first, to the extent the Issuers elect (or are required by the terms of any Senior Debt or

Indebtedness (other than Preferred Stock) of a Wholly Owned Subsidiary), to prepay, repay or purchase Senior Debt or such Indebtedness or, in the event of an Asset Disposition by a Restricted Subsidiary, Indebtedness of such Restricted Subsidiary (in each case other than Indebtedness owed to an Issuer or an Affiliate of an Issuer); (B) second, to the extent of the balance of Net Available Cash after application in accordance with clause
(A), to the extent the Issuers or such Restricted Subsidiary elect, to reinvest in tangible assets to be used in the Issuers' (including the Restricted Subsidiaries') business (including by means of an Investment in such assets by a Restricted Subsidiary with Net Available Cash received by such Issuer or another Restricted Subsidiary); (C) third, to the extent of the balance of such Net Available Cash after application in accordance with clauses (A) and (B), to make an Offer (as defined below) to purchase Securities pursuant to and subject to the conditions set forth in Section 4.06(b), and (D) fourth, to the extent of the balance of such Net Available Cash after application in accordance with clauses (A), (B) and (C), to general corporate purposes; provided, however, that in connection with any prepayment, repayment or purchase of Indebtedness pursuant to clause (A) or (C) above, the Issuers or such Restricted Subsidiary will retire such Indebtedness and will cause any related loan commitment or availability to be permanently reduced in an amount (the "Reduction Amount") equal to the principal amount so prepaid, repaid or purchased; provided further, however, that such loan commitment or availability need not be so permanently reduced if the Issuers would, if such reduction had been effected, be able to Incur Indebtedness equal to the "Reduction Amount" pursuant to Section 4.03(a) (in which case, if such loan commitment or availability is not so reduced, Indebtedness equal to such "Reduction Amount" shall be deemed to have been Incurred at such time pursuant to Section 4.03(a)) and the related loan commitment or availability shall be deemed permanently reduced by an amount equal to the Reduction Amount for purposes of Incurrence of Indebtedness pursuant to Section 4.03(b) (but shall not preclude the Incurrence of Refinancing Indebtedness pursuant to Section 4.03(b)(iii) with respect to the Indebtedness equal to the Reduction Amount deemed Incurred pursuant to Section 4.03(a) as set forth above).

          For the purposes of this Section, the following are deemed to be cash: (x) the assumption of Indebtedness of an Issuer (other than Disqualified Stock of an Issuer) or any Restricted Subsidiary and the release of an Issuer or such Restricted Subsidiary from all liability on such Indebtedness in connection with such Asset Disposition and (y) securities received by an Issuer or any Restricted Subsidiary from the transferee that are promptly converted by such Issuer or such Restricted Subsidiary into cash.

          (b) In the event of an Asset Disposition that requires the purchase of Securities pursuant to Section 4.06(a)(iii)(C), the Issuers will be required to purchase Securities tendered pursuant to an offer by any or all of the Issuers for the Securities (the "Offer") at a purchase price of 100% of their principal amount plus accrued interest to the date of purchase in accordance with the procedures (including prorationing in the event of oversubscription) set forth in Section 4.06(c). If the aggregate purchase price of Securities tendered pursuant to the Offer is less than the Net Available Cash allotted to the purchase of the Securities, the Issuers may utilize the remaining Net Available Cash for general corporate purposes. The Issuers will not be required to make an Offer for Securities pursuant to this Section if the Net Available Cash available therefor (after application of the proceeds as provided in clauses (A) and (B) of
Section 4.06(a)(iii)) is less than $10 million for any particular Asset Disposition (which lesser amounts will be carried forward for purposes of determining whether an Offer is required with respect to the Net Available Cash from any subsequent Asset Disposition).

          (c) (1) Promptly, and in any event within 30 days after the Issuers become obligated to make an Offer, the Issuers shall be obligated to deliver to the Trustee and send, by first-class mail to each Holder, at the address appearing in the Security Register, a written notice stating that the Holder may elect to have his Securities purchased by the Issuers either in whole or in part (subject to prorationing as hereinafter described in the event the Offer is oversubscribed) in integral multiples of $1,000 of principal amount, at the applicable purchase price. The notice shall specify a purchase date not less than 30 days nor more than 60 days after the date of such notice (the "Purchase Date") and shall contain (i) the most recently filed Annual Report on Form 10-K (including audited consolidated financial statements) of each applicable Issuer, the most recent subsequently filed Quarterly Report on Form 10-Q of each applicable Issuer and any Current Report on Form 8-K of any such Issuer filed subsequent to such Quarterly Report, other than Current Reports describing

Asset Dispositions otherwise described in the offering materials (or corresponding successor reports), (ii) a description of material developments in the Issuers' business subsequent to the date of the latest of such Reports, and (iii) if material, appropriate pro forma financial information and all instructions and materials necessary to tender Securities pursuant to the Offer, together with the information contained in clause (3).

          (2) Not later than the date upon which written notice of an Offer is delivered to the Trustee as provided below, each Issuer shall deliver to the Trustee an Officers' Certificate as to (i) the amount of the Offer (the "Offer Amount"), (ii) the allocation of the Net Available Cash from the Asset Dispositions pursuant to which such Offer is being made and (iii) the compliance of such allocation with the provisions of Section 4.06(a). Upon the expiration of the period for which the Offer remains open (the "Offer Period"), the Issuers shall deliver to the Trustee for cancelation the Securities or portions thereof which have been properly tendered to and are to be accepted by the Issuers. Not later than 11:00 a.m. (New York City time) on the Purchase Date, the Issuers shall irrevocably deposit with the Trustee or with a paying agent (or, if an Issuer is acting as Paying Agent, segregate and hold in trust) an amount in cash sufficient to pay the Offer Amount for all Securities properly tendered to and accepted by the Issuers. The Trustee shall, on the Purchase Date, mail or deliver payment to each tendering Holder in the amount of the purchase price.

          (3) Holders electing to have a Security purchased will be required to surrender the Security, with an appropriate form duly completed, to the Issuers at the address specified in the notice at least three Business Days prior to the Purchase Date. Holders will be entitled to withdraw their election in whole or in part if the Trustee or an Issuer receives not later than one Business Day prior to the Purchase Date, a facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Security (which shall be $1,000 or an integral multiple thereof) which was delivered for purchase by the Holder, the aggregate principal amount of such Security (if any) that remains subject to the original notice of the Offer and that has been or will be delivered for purchase by the Issuers and a statement that such Holder is withdrawing his election to have such Security purchased. If at the expiration of the Offer Period the aggregate principal amount of

Securities surrendered by Holders exceeds the Offer Amount, the Issuers shall select the Securities to be purchased on a pro rata basis (with such adjustments as may be deemed appropriate by the Issuers so that only Securities in denominations of $1,000, or integral multiples thereof, shall be purchased). Holders whose Securities are purchased only in part will be issued new Securities equal in principal amount to the unpurchased portion of the Securities surrendered.

          (4) A Security shall be deemed to have been accepted for purchase at the time the Trustee, directly or through an agent, mails or delivers payment therefor to the surrendering
Holder.

          (d)  The Issuers shall comply, to the extent
applicable, with the requirements of Section 14(e) of the Exchange Act and any other securities laws or regulations in connection with the repurchase of Securities pursuant to this Section. To the extent that the provisions of any securities laws or regulations conflict with provisions of this Section, the Issuers shall comply with the applicable securities laws and regulations and shall not be deemed to have breached their obligations under this Section by virtue thereof.

          SECTION 4.07. Limitation on Transactions with Affiliates. (a) None of the Issuers will, or will permit any Restricted Subsidiary to, directly or indirectly, enter into or conduct any transaction (including the purchase, sale, lease or exchange of any property or the rendering of any service) with any Affiliate of an Issuer (an "Affiliate Transaction") on terms
(i) that are less favorable to such Issuer or such Restricted Subsidiary, as the case may be, than those that could be obtained at the time of such transaction in arm's-length dealings with a Person who is not such an Affiliate and (ii) that, in the event such Affiliate Transaction involves an aggregate value to an Affiliate, Issuer or Subsidiary in excess of $1 million, are (A) not in writing and (B) have not been either (x) approved by a majority of the disinterested members of the Board of Directors of the applicable Issuer or (y) with respect to which, if no such disinterested members exist, such Issuer or Restricted Subsidiary has not received a fairness opinion from a nationally recognized, nonaffiliated investment banking, appraisal or accounting firm. In addition, if such Affiliate Transaction involves an aggregate value to an Affiliate, Issuer or Subsidiary in excess of $20 million, a fairness opinion must be provided by a nationally recognized, nonaffiliated investment banking, appraisal or accounting firm. The foregoing sentence will not apply to payments to an Affiliate pursuant to arrangements with such Affiliate enabling an Issuer or Subsidiary to obtain insurance; provided that all amounts paid to such Affiliate by an Issuer or Subsidiary are utilized by such Affiliate to pay the cost of the premiums of any such insurance for an Issuer or Subsidiary payable to an unrelated third party
and reasonable related expenses.   Notwithstanding the foregoing,
clause (ii) above will not apply to transactions with Certified Tours, Inc. ("Certified") for the provision of rental vehicles by the Issuers to customers of Certified; provided, that a majority of the disinterested members of the Board of Directors of the applicable Issuer have approved (as meeting the requirements of clause (i)) the contractual arrangements pursuant to which such vehicles are rented at least once a year.

          (b) The provisions of Section 4.07(a) will not prohibit (i) any Restricted Payment permitted to be made pursuant to Section 4.04, (ii) any issuance of securities, or other payments, awards or grants in cash, securities or otherwise pursuant to, or the funding of, employment arrangements, the entering into of compensation arrangements, stock options and stock ownership plans approved by the Board of Directors of the applicable Issuer, (iii) loans or advances to employees in the ordinary course of business, provided, however, that the aggregate amount for all Issuers of such loans or advances outstanding at any time does not exceed $1 million, (iv) the payment of reasonable fees to directors of an Issuer and its Subsidiaries in the ordinary course of business, (v) transactions described in the Prospectus pursuant to agreements in effect on the Issue Date (including, without limitation, payments to Rising Moon not in excess of $6 million per calendar year, subject to adjustment, plus an aggregate of 13.4% of Combined Net Profits Before Taxes, pursuant to the Rising Moon Management Agreements), in each case as the same may be amended or replaced on terms not less favorable to the Issuers, (vi) any transaction between an Issuer and another Issuer or between an Issuer and a Wholly Owned Subsidiary of any Issuer or between Wholly Owned Subsidiaries,
(vii) the Incurrence of Non-Recourse Tax Debt in accordance with this Indenture, (viii) the designation of European Subsidiaries in accordance with this Indenture or (ix) the Permitted Shareholder Amendments.

          SECTION 4.08. Change of Control. (a) Upon a Change of Control, each Holder shall have the right to require that the Issuers repurchase all or any part of such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of Holders of record on the relevant record date to receive interest on the related interest payment date), in accordance with the terms contemplated in
Section 4.08(b).

          (b) Within 30 days following any Change of Control, the Issuers shall mail a notice to each Holder with a copy to the Trustee stating:

          (1) that a Change of Control has occurred and that such Holder has the right to require the Issuers to purchase such Holder's Securities at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of Holders of record on a record date to receive interest on the relevant interest payment date);

          (2) the circumstances and relevant facts and pro forma financial information regarding such Change of Control;

          (3) the repurchase date (which shall be no earlier than 30 days nor later than 60 days from the date such notice is mailed); and

          (4) the instructions determined by the Issuers, consistent with this Section, that a Holder must follow in order to have its Securities purchased.

          (c) Holders electing to have a Security purchased will be required to surrender the Security, with an appropriate form duly completed, to the Issuers at the address specified in the notice at least three Business Days prior to the purchase date. Holders will be entitled to withdraw their election if the Trustee or an Issuer receives not later than one Business Day prior to the purchase date, a facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Security which was delivered for purchase by the Holder as to which such notice of withdrawal is being submitted and a statement that such

Holder is withdrawing his election to have such Security purchased.

          (d) On the purchase date, all Securities purchased by the Issuers under this Section shall be delivered to the Trustee for cancelation, and the Issuers shall pay the purchase price plus accrued and unpaid interest, if any, to the Holders entitled thereto.

          (e)  The Issuers shall comply, to the extent
applicable, with the requirements of Section 14(e) of the Exchange Act and any other securities laws or regulations in connection with the repurchase of Securities pursuant to this Section. To the extent that the provisions of any securities laws or regulations conflict with provisions of this Section, the Issuers shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under this Section by virtue thereof.

          (f) Notwithstanding the occurrence of a Change of Control, the Issuers shall not be obligated to repurchase the Securities or otherwise comply with this Section if the Issuers have irrevocably elected to redeem all the Securities in accordance with Article Three; provided that the Issuers do not default in their redemption obligations pursuant to such election.

          SECTION 4.09. Compliance Certificate. Each Issuer shall deliver to the Trustee within 120 days after the end of each fiscal year of such Issuer an Officers' Certificate, one of the signers of which shall be the principal executive, financial or accounting officer of such Issuer, stating that in the course of the performance by the signers of their duties as Officers of such Issuer they would normally have knowledge of any Default and whether or not the signers know of any Default that occurred during such period. If they do, the certificate shall describe the Default, its status and what action such Issuer is taking or proposes to take with respect thereto. Each Issuer also shall comply with TIA 314(a)(4).

          SECTION 4.10. Further Instruments and Acts. Upon request of the Trustee, each Issuer will execute and deliver such further instruments and do such further acts as may be reasonably necessary or proper to carry out more effectively the purpose of this Indenture.

          SECTION 4.11. Limitation on Liens. None of the Issuers will, or will permit any Restricted Subsidiary to, directly or indirectly, create or permit to exist any Lien on any of its property or assets (including Capital Stock), whether owned on the Issue Date or thereafter acquired, securing any obligation other than Permitted Liens, unless contemporaneously therewith effective provision is made to secure the Securities equally and ratably with (or on a senior basis to, in the case of Subordinated Obligations) such obligation for so long as such obligation is so secured.

          SECTION 4.12.  Limitation on Sale/Leaseback
Transactions. None of the Issuers will, or will permit any Restricted Subsidiary to, enter into any Sale/Leaseback Transaction with respect to any property unless (i) such Issuer or such Subsidiary would be entitled to (A) Incur Indebtedness in an amount equal to the Attributable Debt with respect to such Sale/Leaseback Transaction pursuant to Section 4.03 (including without limitation Section 4.03(b)(vi)) and (B) create a Lien on such property securing such Attributable Debt without equally and ratably securing the Securities pursuant to Section 4.11, (ii) the net cash proceeds received by such Issuer or any Restricted Subsidiary in connection with such Sale/Leaseback Transaction are at least equal to the fair value (as determined by the Board of Directors of the applicable Issuer) of such property and (iii) the transfer of such property is permitted by, and such Issuer applies the proceeds of such transaction in compliance with,
Section 4.06.

          SECTION 4.13. Limitation on Sale of Stock of an Insignificant Issuer. In the event of any sale or other transfer (including by merger) of Capital Stock of an Insignificant Issuer which constitutes a Change of Control Event, or any dissolution or liquidation of an Insignificant Issuer, (i) the Issuers will cause the consideration received to meet the requirements of clauses (i) and (ii) of Section 4.06(a) as if such transaction constituted an Asset Disposition (subject to the limitation contained in clause (v) of the definition of "Asset Disposition") by an Issuer, (ii) the Issuers will cause the Net Available Proceeds received from such transaction to be contributed within 30 days of such event by the Included Holders who are shareholders or partners of such Insignificant Issuer to one or more of the other Issuers as a capital contribution (the "Contribution Amount") and (iii) the Issuers will be deemed to have received proceeds from an Asset Disposition in an amount equal to the fair market value of such proceeds or property (as determined in good faith by the Board of Directors of the applicable Issuer), which amount must be applied in accordance with Sections 4.06(a)(iii) and 4.06(b), (c) and (d); provided, however, that in the event such shareholders or partners receive property other than cash or Temporary Cash Investments as consideration for such Capital Stock, the Issuers shall pay on behalf of such shareholders or partners any of the expenses enumerated in clauses (i) through (iv) of the definition of "Net Available Proceeds" which are required to be paid in connection with such sale of Capital Stock to the extent not paid from the consideration so received by such shareholders and partners; provided further, however, that a portion or all of the Contribution Amount may be retained by the applicable shareholders or partners and not contributed or applied pursuant to clauses (ii) and (iii) of this Section (the "Retained Amount"), provided that (A) the Retained Amount may not exceed the amount of Restricted Payments that could be made at such time by the Issuers pursuant to Section 4.04(a) and (B) the Retained Amount will be included in the calculation of the amount of Restricted Payments. If a sale or other transfer of all the Capital Stock of an Insignificant Issuer is made in compliance with this Section, such Insignificant Issuer will be released and discharged from its obligations under this Indenture.

          SECTION 4.14. Future Affiliate Co-Issuers. After the Issue Date, the Issuers will cause any Affiliate of any Issuer (other than a Subsidiary of any Issuer) which is engaged in the business of renting passenger vehicles in North America or Europe and derives (or is anticipated in the next twelve months to derive) therefrom revenue in excess of $1 million in any one year and which (A) utilizes the "Alamo", "Alamo Express", "Alamo Express Plus", "Just Ask Alamo" or other similar trademark or name used by any of the Issuers or (B) engages in Affiliate Transactions which involve or will involve an aggregate value to an Affiliate, Issuer or Subsidiary in excess of $5 million in any one year or uses or will use any material business time or expertise of the senior management of any of the Issuers (other than Michael S. Egan, Norman D. Tripp or William H. Kelly, Jr.), to execute and deliver to the Trustee a supplemental Indenture pursuant to which such Affiliate will become an Issuer under this Indenture (and will thereupon become jointly and severally liable for all the obligations of the Issuers under this Indenture and the Securities (subject to

Section 10.11) and be subject to the restrictions and limitations set forth herein); provided, however, that no such Affiliate shall become an Issuer unless immediately after giving effect to such Affiliate becoming an Issuer, the Issuers would be able to Incur an additional $1.00 of Indebtedness under Section 4.03(a). The Issuers shall not permit any Affiliate of any Issuer (other than a Subsidiary of any Issuer) to utilize such trademarks or names or to engage in such Affiliate Transactions or use such business time or expertise except in compliance with this covenant. This Section shall not prohibit Issuers or Restricted Subsidiaries from making Investments in existing Issuers or Restricted Subsidiaries or in Unrestricted Subsidiaries to the extent that such Investments are otherwise permitted under this Indenture. For purposes of the first sentence of this Section, the business of renting passenger vehicles shall not include Certified's business of receiving commissions for arranging the rental of passenger vehicles from an Issuer or others.

          SECTION 4.15. Limitation on Permitted Vehicle Indebtedness. The aggregate principal amount of Permitted Vehicle Indebtedness as of the last calendar day of each month (the "Determination Date") shall not exceed the net book value of the Permitted Vehicle Collateral on such Determination Date. Notwithstanding the foregoing, if the Issuers are not in compliance with the preceding sentence on any Determination Date, the Issuers will not be in breach thereof so long as (i) within 20 days from the Determination Date (or if such day is not a Business Day, on the next succeeding Business Day) the Issuers repay sufficient Permitted Vehicle Indebtedness or deposit as collateral additional Permitted Vehicle Collateral so that the Issuers would have been in compliance as of the Determination Date assuming such repayment or deposit had been made on such date or (ii) the Issuers deliver to the Trustee an Officers' Certificate setting forth the amount of the shortfall within 20 days of such Determination Date (or if such day is not a Business Day, on the next succeeding Business Day) and within 45 days from the Determination Date (or if such day is not a Business Day, on the next succeeding Business Day) the Issuers repay sufficient Permitted Vehicle Indebtedness or deposit as collateral additional Permitted Vehicle Collateral so that the Issuers would have been in compliance as of the Determination Date assuming such repayment or deposit had been made on such date.

          SECTION 4.16. Additional Amounts. All amounts payable by the Issuers (whether in respect of principal, redemption amount, interest or otherwise) in respect of the Securities shall be made free and clear of and without withholding or deduction for or on account of any present or future taxes, duties, assessments or other governmental charges of whatever nature imposed or levied by or on behalf of a jurisdiction other than the United States of America from which payments in respect of the Securities are made or any political subdivision thereof or any authority or agency therein or thereof (the "Relevant Jurisdiction") having power to tax ("Taxes"), unless the withholding or deduction of such Taxes is required by law. In the event that withholding or deduction of such Taxes is required by law, the relevant Issuer shall pay such additional amounts ("Additional Amounts") as will result in the payment to each Holder of such Security of the amounts which would have been payable in respect of such Security had no such withholding or deduction been required, except that no Additional Amounts shall be so payable for or on account of:

          (a) any Taxes which would not have been imposed but for the fact that the Holder or beneficial owner of such Security:

          (i) has or had any present or former connection with the Relevant Jurisdiction (or any political subdivision or any taxing authority thereof or therein) (including, without limitation, such Holder or beneficial owner (or a fiduciary, settlor, beneficiary, member or shareholder of, or possessor of a power over, the Holder or beneficial owner, if such Holder or beneficial owner is an estate, trust, partnership or corporation) (A) being or having been a citizen, resident, or national thereof, (B) maintaining or having maintained an office, permanent establishment or branch therein, or (C) being or having been present or engaged in trade or business therein), other than the mere ownership of, or receipt of payment under, such Security;

          (ii) presented such Security for payment in the Relevant Jurisdiction, unless such Security could not have been presented for payment elsewhere; or

          (iii) presented such Security more than 30 days after the date on which the payment in respect of such Security first became due and payable or provided for, whichever is later, except to the extent that the Holder would have been entitled to such Additional Amounts if it had presented such Security for payment on any day within such period of 30 days;

          (b) any estate, inheritance, gift, sales, transfer, stamp, personal property or similar tax, assessment or other governmental charge;

          (c) any Taxes which are payable otherwise than by withholding or deduction from payments of (or in respect of) the Securities;

          (d) any Taxes that are imposed on, or withheld or deducted from, payments under the Security by reason of the failure by the Holder or the beneficial owner of a Security (i) to provide information concerning the nationality, residence, connection with the Relevant Jurisdiction (or any political subdivision or taxing authority thereof or therein) or identity of the Holder or such beneficial owner, or (ii) to make any certification or declaration or other similar claim or satisfy any information or reporting requirement, which, in the case of
(i) or (ii), is required or imposed by a statute, treaty, regulation, ruling or administrative practice of the taxing jurisdiction as a precondition to exemption from all or part of such Taxes; or

          (e) any combination of items (a), (b), (c) and (d);

nor shall Additional Amounts be paid with respect to any payment of the principal of or interest on a Security to any Holder who is (x) a fiduciary or partnership or other than the sole beneficial owner of such payment to the extent that such payment would be required by the laws of the Relevant Jurisdiction (or any political subdivision or taxing authority thereof or therein) to be included in the income for tax purposes of a beneficiary or settlor with respect to such fiduciary or a member of such partnership, or (y) a beneficial owner who would not have been entitled to payment of Additional Amounts had it been the Holder of the Security.

          In the event that Additional Amounts actually paid with respect to a Security are based on rates of deduction or withholding of Taxes in excess of the appropriate rate applicable to the Holder or beneficial owner of such Security, and, as a result thereof, such Holder or beneficial owner is entitled to make a claim for a refund or credit of such excess, then such Holder or beneficial owner shall, by accepting such Security, be deemed to have assigned and transferred all right, title and interest to any such claim for a refund or credit of such excess to the Issuer. However, by making such assignment, the Holder or beneficial owner makes no representation or warranty that the Issuer will be entitled to receive such claim for a refund or credit and incurs no other obligation with respect thereto.

                            ARTICLE 5

                        Successor Company
                        -----------------

          SECTION 5.01. When Issuers May Merge or Transfer Assets. Except as otherwise provided in Section 4.13, none of the Issuers will consolidate with or merge with or into, or convey, transfer or lease all or substantially all its assets to, any Person, unless:

          (i) the resulting, surviving or transferee Person (the "Successor Company") will be a corporation, limited liability company or partnership organized and existing under the laws of the United States of America, any State thereof or the District of Columbia (a "U.S. Entity"), except that in the case of an Issuer which is not a U.S. Entity, the Successor Company will not be required to be a U.S. Entity, and the Successor Company (if not an Issuer) will expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, all the obligations of the Issuers under the Securities and this Indenture;

          (ii) immediately after giving effect to such transaction (and treating any Indebtedness which becomes an obligation of the Successor Company or any Restricted
     Subsidiary as a result of such transaction as having been Incurred by the Successor Company or such Restricted
     Subsidiary at the time of such transaction), no Default will have occurred and be continuing;

          (iii) immediately after giving effect to such transaction, the Successor Company would be able to Incur an additional $1.00 of Indebtedness under Section 4.03(a);

          (iv) immediately after giving effect to such transaction, the Successor Company will have Consolidated
     Net Worth in an amount which is not less than the Consolidated Net Worth of such Issuer immediately prior to such transaction; and

          (v) such Issuer will have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger or transfer and such supplemental indenture (if any) comply with this Indenture.

          Opinions of Counsel required to be delivered under this Section may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the Issuers or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact.

          The Successor Company will succeed to, and be substituted for, and may exercise every right and power of, such Issuer under this Indenture, but the predecessor Company in the case of a lease of all its assets or a conveyance, transfer or lease of substantially all its assets will not be released from the obligation to pay the principal of and interest on the Securities.

          Notwithstanding the foregoing clauses (ii), (iii) and
(iv), any Issuer may consolidate with, merge into or transfer all or part of its properties and assets to any Issuer (or any Restricted Subsidiary which becomes an Issuer in connection with such transaction).

                            ARTICLE 6

                      Defaults and Remedies
                      ---------------------

          SECTION 6.01.  Events of Default.  An "Event of
Default" occurs if:

          (1) any Issuer defaults in any payment of interest on any Security when the same becomes due and payable, and such default continues for a period of 30 days;

          (2) any Issuer (i) defaults in the payment of the principal of any Security when the same becomes due and payable at its Stated Maturity, upon redemption, upon declaration or otherwise, or (ii) fails to redeem or purchase Securities when required pursuant to this Indenture or the Securities;

          (3) any Issuer fails to comply with Section 5.01;

          (4) any Issuer fails to comply with Section 4.02, 4.03, 4.04, 4.05, 4.06, 4.07, 4.08, 4.11, 4.12, 4.13, 4.14 or 4.15
     (other than a failure to purchase Securities when required under Section 4.06 or 4.08) and such failure continues for 30 days after the notice specified below;

          (5) any Issuer fails to comply with any of its agreements in the Securities or this Indenture (other than those referred to in (1), (2), (3) or (4) above) and such failure continues for 60 days after the notice specified below;

          (6) Indebtedness of any Issuer or any Significant Subsidiary is not paid within any applicable grace period after final maturity or is accelerated by the holders thereof because of a default and the total amount of such Indebtedness unpaid or accelerated exceeds $10,000,000 or its foreign currency equivalent at the time;

          (7) any Issuer or any Significant Subsidiary of an Issuer pursuant to or within the meaning of any Bankruptcy
     Law:

               (A) commences a voluntary case;

               (B) consents to the entry of an order for relief against it in an involuntary case;

               (C) consents to the appointment of a Custodian of it or for any substantial part of its property; or

               (D) makes a general assignment for the benefit of its creditors;

     or takes any comparable action under any foreign laws relating to insolvency;

          (8) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

               (A) is for relief against any Issuer or any Significant Subsidiary of an Issuer in an involuntary case;

               (B) appoints a Custodian of any Issuer or any Significant Subsidiary of an Issuer or for any substantial part of the property of any Issuer or Significant Subsidiary; or

               (C) orders the winding up or liquidation of any Issuer or any Significant Subsidiary of an Issuer;

     or any similar relief is granted under any foreign laws and the order or decree remains unstayed and in effect for 60 days; or

          (9) any judgment or decree for the payment of money in respect of which the portion not covered by insurance is in excess of $10,000,000 or its foreign currency equivalent at the time is entered against any Issuer or any Significant Subsidiary of an Issuer and is not discharged and there is a period of 60 days following the entry of such judgment or decree during which such judgment or decree is not discharged, waived or the execution thereof stayed.

          The foregoing will constitute Events of Default whatever the reason for any such Event of Default and whether it is voluntary or involuntary or is effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body.

          The term "Bankruptcy Law" means Title 11, United States Code, as amended, or any similar federal or state law for the relief of debtors. The term "Custodian" means any receiver, trustee, assignee, liquidator, custodian or similar official under any Bankruptcy Law.

          A Default under clause (4) or (5) is not an Event of Default until the Trustee or the Holders of at least 25% in aggregate principal amount of the outstanding Securities notify the Issuers of the Default and the Issuers do not cure such Default within the time specified after receipt of such notice. Such notice must specify the Default, demand that it be remedied and state that such notice is a "Notice of Default".

          The Issuers shall deliver to the Trustee, within 30 days after the occurrence thereof, written notice in the form of an Officers' Certificate of any Event of Default under clause (6) and any event which with the giving of notice or the lapse of time would become an Event of Default under clause (4), (5) or
(9), its status and what action the Issuers are taking or propose to take with respect thereto.

          SECTION 6.02. Acceleration. If an Event of Default (other than an Event of Default specified in Section 6.01(7) or (8) with respect to an Issuer) occurs and is continuing, the Trustee by notice to the Issuers, or the Holders of at least 25% in aggregate principal amount of the outstanding Securities by notice to the Issuers and the Trustee, may declare the principal of and accrued interest on all the Securities to be due and payable. Upon such a declaration, such principal and interest shall be due and payable immediately. If an Event of Default specified in Section 6.01(7) or (8) with respect to an Issuer occurs, the principal of and accrued interest on all the Securities shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Securityholders. The Holders of a majority in aggregate principal amount of the outstanding Securities by notice to the Trustee may rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default have been cured or waived except nonpayment of principal or interest that has become due solely because of acceleration. No such rescission shall affect any subsequent Default or impair any right consequent thereto.

          SECTION 6.03. Other Remedies. If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of principal of or interest on the Securities or to enforce the performance of any provision of the Securities or this Indenture.

          The Trustee may maintain a proceeding even if it does not possess any of the Securities or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Securityholder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquies-cence in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are, to the extent permitted by law, cumulative.

          SECTION 6.04. Waiver of Past Defaults. The Holders of a majority in aggregate principal amount of the Securities then outstanding by notice to the Trustee may waive any past or existing Default and its consequences except (i) a Default in the payment of the principal of or interest on a Security or (ii) a Default in respect of a provision that under Section 9.02 cannot be amended without the consent of each Securityholder affected. When a Default is waived, it is deemed cured, and any Event of Default arising therefrom shall be deemed to have been cured, but no such waiver shall extend to any subsequent or other Default or impair any consequent right.

          SECTION 6.05. Control by Majority. The Holders of a majority in aggregate principal amount of the Securities may direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or of exercising any trust or power conferred on the Trustee. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture or, subject to Section 7.01, that the Trustee determines is unduly prejudicial to the rights of other Securityholders or would involve the Trustee in personal liability; provided, however, that the Trustee may take any other action deemed proper by the Trustee that is not inconsistent with such direction. Prior to taking any action hereunder, the Trustee shall be entitled to indemnification satisfactory to it in its sole discretion against all losses and expenses caused by taking or not taking such action.

          SECTION 6.06.  Limitation on Suits.  A Securityholder
may not pursue any remedy with respect to this Indenture or the Securities unless:

          (1) the Holder gives to the Trustee written notice stating that an Event of Default is continuing;

          (2) the Holders of at least 25% in aggregate principal amount of the Securities make a written request to the Trustee to pursue the remedy;

          (3) such Holder or Holders offer to the Trustee reasonable security or indemnity against any loss, liability or expense;

          (4) the Trustee does not comply with the request within 60 days after receipt of the request and the offer of security or indemnity; and

          (5) the Holders of a majority in aggregate principal amount of the Securities do not give the Trustee a direction inconsistent with the request during such 60-day period.

          A Securityholder may not use this Indenture to prejudice the rights of another Securityholder or to obtain a preference or priority over another Securityholder.

          SECTION 6.07. Rights of Holders To Receive Payment. Notwithstanding any other provision of this Indenture, the right of any Holder to receive payment of principal of and interest on the Securities held by such Holder, on or after the respective due dates expressed in the Securities, or to bring suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of such Holder.

          SECTION 6.08. Collection Suit by Trustee. If an Event of Default specified in Section 6.01(1) or (2) occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Issuers for the whole amount then due and owing (together with interest on any unpaid interest to the extent lawful) and the amounts provided for in
Section 7.07.

          SECTION 6.09. Trustee May File Proofs of Claim. The Trustee may file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee and the Securityholders allowed in any judicial proceedings relative to any Issuer, its creditors or its property and, unless prohibited by law or applicable regulations, may vote on behalf of the Holders in any election of a trustee in bankruptcy or other Person performing similar functions, and any Custodian in any such judicial proceeding is hereby authorized by each Holder to make payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and its counsel, and any other amounts due the Trustee under Section 7.07.

          SECTION 6.10. Priorities. If the Trustee collects any money or property pursuant to this Article 6, it shall pay out the money or property in the following order, subject to applicable law:

          FIRST:  to the Trustee for amounts due under Section
     7.07;

          SECOND: to Securityholders for amounts due and unpaid on the Securities for principal and interest, ratably, without preference or priority of any kind, according to the amounts due and payable on the Securities for principal and interest, respectively; and

          THIRD:  to the Issuers.

          The Trustee may, upon prior written notice to the Issuers, fix a record date and payment date for any payment to Securityholders pursuant to this Section. At least 15 days before such record date, the Issuers shall mail to each Securityholder and the Trustee a notice that states the record date, the payment date and amount to be paid.

          SECTION 6.11. Undertaking for Costs. In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section does not apply to a suit by the Trustee, a suit by a Holder pursuant to Section 6.07 or a suit by Holders of more than 10% in aggregate principal amount of the outstanding Securities.

          SECTION 6.12. Waiver of Stay or Extension Laws. Each of the Issuers (to the extent it may lawfully do so) shall not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and each of the Issuers (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and shall not hinder, delay or impede the execution of any power herein granted to the Trustee, but shall suffer and permit the execution of every such power as though no such law had been enacted.

                            ARTICLE 7

                             Trustee
                             -------

          SECTION 7.01. Duties of Trustee. (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise the rights and powers vested in it by this Indenture and use the same degree of care and skill in their exercise as a prudent Person would exercise or use under the circumstances in the conduct of such Person's own affairs.

          (b)  Except during the continuance of an Event of
Default:

          (1) the Trustee undertakes to perform such duties and only such duties as are specifically set forth in this Indenture and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

          (2) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

          (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act or its own wilful misconduct, except that:

          (1) this paragraph does not limit the effect of paragraph (b) of this Section;

          (2) the Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer unless it is proved that the Trustee was negligent in ascertaining the pertinent facts; and

          (3) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.05.

          (d) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b) and (c) of this Section.

          (e) Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

          (f) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers, if it shall have reasonable grounds to believe that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

          (g) Every provision of this Indenture relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section and to the provisions of the TIA.

          SECTION 7.02. Rights of Trustee. (a) The Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper person. The Trustee need not investigate any fact or matter stated in the document.

          (b) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on the Officers' Certificate or Opinion of Counsel.

          (c) The Trustee may act through agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

          (d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers; provided, however, that the Trustee's conduct does not constitute wilful misconduct or negligence.

          (e) The Trustee may consult with counsel, and the advice or opinion of counsel with respect to legal matters relating to this Indenture and the Securities shall be full and complete authorization and protection from liability in respect to any action taken, omitted or suffered by it hereunder in good faith and in accordance with the advice or opinion of such counsel.

          (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction.

          SECTION 7.03. Individual Rights of Trustee. The Trustee in its individual or any other capacity may become the owner or pledgee of Securities and may otherwise deal with any of the Issuers or their respective Affiliates with the same rights it would have if it were not Trustee. Any Paying Agent, Registrar, co-registrar or co-paying agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11.

          SECTION 7.04. Trustee's Disclaimer. The Trustee shall not be responsible for and makes no representation as to the validity or adequacy of this Indenture or the Securities, it shall not be accountable for the Issuers' use of the proceeds from the Securities, and it shall not be responsible for any statement of the Issuers in this Indenture or in any document issued in connection with the sale of the Securities or in the Securities other than the Trustee's certificate of authentication.

          SECTION 7.05. Notice of Defaults. If a Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to each Securityholder notice of the Default within 90 days after it occurs. Except in the case of a Default in payment of principal of or interest on any Security (including payments pursuant to the mandatory redemption provisions of such Security, if any), the Trustee may withhold the notice if and so long as a committee of its Trust Officers in good faith determines that withholding the notice is in the interests of Securityholders.

          SECTION 7.06.  Reports by Trustee to Holders.  As
promptly as practicable after each May 15 beginning with the

May 15 following the date of this Indenture, and in any event prior to July 15 in each year, the Trustee shall mail to each Securityholder a brief report dated as of May 15 that complies with TIA 313(a). The Trustee also shall comply with TIA
313(b). The Trustee shall promptly deliver to the Issuers a copy of any report it delivers to Holders pursuant to Section 7.06.

          A copy of each report at the time of its mailing to Securityholders shall be filed with the SEC and each stock exchange (if any) on which the Securities are listed. Each of the Issuers agrees to notify promptly the Trustee whenever the Securities become listed on any stock exchange and of any delisting thereof.

          SECTION 7.07. Compensation and Indemnity. The Issuers shall pay to the Trustee from time to time such compensation for its services as the Issuers and the Trustee shall from time to time agree in writing. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Issuers shall reimburse the Trustee upon request for all reasonable out-of-pocket expenses incurred or made by it, including costs of collection, in addition to such compensation for its services, except any such expense, disbursement or advance as may arise from its negligence, wilful misconduct or bad faith. Such expenses shall include the reasonable compensation and expenses, disbursements and advances of the Trustee's agents, counsel, accountants and experts. The Trustee shall provide the Issuers reasonable notice of any expenditure not in the ordinary course of business; provided that prior approval by the Issuers of any such expenditure shall not be a requirement for the making of such expenditure nor for reimbursement by the Issuers thereof. The Issuers shall indemnify each of the Trustee and any predecessor Trustees against any and all loss, damage, claim, liability or expense (including attorneys' fees and expenses) (other than taxes applicable to the Trustee's compensation hereunder) incurred by it in connection with the acceptance or administration of this trust and the performance of its duties hereunder. The Trustee shall notify the Issuers promptly of any claim for which it may seek indemnity. Failure by the Trustee to so notify the Issuers shall not relieve the Issuers of their obligations hereunder.
The Issuers shall defend the claim and the Trustee may have separate counsel and the Issuers shall pay the reasonable fees and expenses of such counsel. The Issuers need not reimburse any expense or indemnify against any loss, liability or expense incurred by the Trustee through the Trustee's own wilful misconduct, negligence or bad faith.

          To secure the Issuers' payment obligations in this Section, the Trustee shall have a lien prior to the Securities on all money or property held or collected by the Trustee other than money or property held in trust to pay principal of and interest on particular Securities.

          The Issuers' payment obligations pursuant to this Section shall survive the discharge of this Indenture. When the Trustee incurs expenses after the occurrence of a Default specified in Section 6.01(7) or (8) with respect to an Issuer, the expenses are intended to constitute expenses of administration under the Bankruptcy Law.

          SECTION 7.08. Replacement of Trustee. The Trustee may resign at any time by so notifying the Issuers. The Holders of a majority in principal amount of the Securities then outstanding, may remove the Trustee by so notifying the Trustee and may appoint a successor Trustee. The Issuers shall remove the Trustee if:

          (1) the Trustee fails to comply with Section 7.10;

          (2) the Trustee is adjudged bankrupt or insolvent;

          (3) a receiver or other public officer takes charge of the Trustee or its property; or

          (4) the Trustee otherwise becomes incapable of acting.

          If the Trustee resigns, is removed by the Issuers or by the Holders of a majority in principal amount of the Securities and such Holders do not reasonably promptly appoint a successor Trustee, or if a vacancy exists in the office of Trustee for any reason (the Trustee in such event being referred to herein as the retiring Trustee), the Issuers shall promptly appoint a successor Trustee.

          A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Issuers. Thereupon the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Securityholders. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, subject to the lien provided for in Section 7.07.

          If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee or the Holders of 10% in principal amount of the Securities may petition any court of competent jurisdiction for the appointment of a successor Trustee.

          If the Trustee fails to comply with Section 7.10, any Securityholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor
Trustee.

          Notwithstanding the replacement of the Trustee pursuant to this Section, the Issuers' obligations under Section 7.07 shall continue for the benefit of the retiring Trustee.

          SECTION 7.09. Successor Trustee by Merger. If the Trustee consolidates with, merges or converts into, or transfers all or substantially all its corporate trust business or assets to, another corporation or banking association, the resulting, surviving or transferee corporation without any further act shall be the successor Trustee, provided that such corporation shall be eligible under this Article Seven and TIA Section 3.10(a).

          In case at the time such successor or successors by merger, conversion or consolidation to the Trustee shall succeed to the trusts created by this Indenture any of the Securities shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor trustee, and deliver such Securities so authenticated; and in case at that time any of the Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor hereunder or in the name of the successor to the Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Securities or in this Indenture provided that the certificate of the Trustee shall have.

          SECTION 7.10. Eligibility; Disqualification. The Trustee shall at all times satisfy the requirements of TIA 310(a). The Trustee shall have a combined capital and surplus of at least $50,000,000 as set forth in its most recent published annual report of condition. The Trustee shall comply with TIA 310(b); provided, however, that there shall be excluded from the operation of TIA 310(b)(1) any indenture or indentures under which other securities or certificates of interest or participation in other securities of any Issuer are outstanding if the requirements for such exclusion set forth in TIA 310(b)(1) are met.

          SECTION 7.11. Preferential Collection of Claims Against Issuers. The Trustee shall comply with TIA 311(a), excluding any creditor relationship listed in TIA 311(b). A Trustee who has resigned or been removed shall be subject to TIA
 311(a) to the extent indicated.

                            ARTICLE 8

               Discharge of Indenture; Defeasance
               ----------------------------------

          SECTION 8.01. Discharge of Liability on Securities; Defeasance. (a) When (i) the Issuers deliver to the Trustee all outstanding Securities (other than Securities replaced pursuant to Section 2.07) for cancelation or (ii) all outstanding Securities have become due and payable, whether at maturity or as a result of the mailing of a notice of redemption pursuant to
Article 3 hereof or the Securities will become due and payable at their Maturity within 91 days, or the Securities are to be called for redemption within 91 days under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Issuers, and, in each case of this clause (ii), the Issuers irrevocably deposit or cause to be deposited with the Trustee funds sufficient to pay at maturity or upon redemption all outstanding Securities, including interest thereon to maturity or such redemption date (other than Securities replaced pursuant to Section 2.07), and if in either case the Issuers pay all other sums payable hereunder by the Issuers, then this Indenture shall, subject to Section 8.01(c), cease to be of further effect. The Trustee shall acknowledge satisfaction and discharge of this Indenture on demand of each Issuer accompanied by Officers' Certificates and an Opinion of Counsel from each such Issuer that all conditions precedent provided herein for relating to satisfaction and discharge of this Indenture have been complied with and at the cost and expense of the Issuers.

          (b) Subject to Sections 8.01(c) and 8.02, the Issuers at any time may terminate (i) all their obligations under the Securities and this Indenture ("legal defeasance option") or (ii) their obligations under Sections 4.02, 4.03, 4.04, 4.05, 4.06, 4.07, 4.08, 4.09, 4.10, 4.11, 4.12, 4.13, 4.14 and 4.15 and the
operation of Sections 6.01(4), 6.01(5), 6.01(6), 6.01(7) (but
only with respect to a Significant Subsidiary), 6.01(8) (but only with respect to a Significant Subsidiary), 6.01(9) and 5.01(iii) and 5.01(iv) ("covenant defeasance option"). The Issuers may exercise their legal defeasance option notwithstanding their prior exercise of their covenant defeasance option.

          If the Issuers exercise their legal defeasance option, payment of the Securities may not be accelerated because of an Event of Default. If the Issuers exercise their covenant defeasance option, payment of the Securities may not be accelerated because of an Event of Default specified in Section 6.01(4), 6.01(5), 6.01(6), 6.01(7) (but only with respect to a
Significant Subsidiary), 6.01(8) (but only with respect to a Significant Subsidiary) or 6.01(9) or because of the failure of any Issuer to comply with clauses (ii), (iii) and (iv) of Section 5.01.

          Upon satisfaction of the conditions set forth herein and upon request of the Issuers, the Trustee shall acknowledge in writing the discharge of those obligations that the Issuers terminate.

          (c) Notwithstanding clauses (a) and (b) above, the Issuers' obligations in Sections 2.03, 2.04, 2.05, 2.06, 2.07, 7.07, 7.08, 8.04, 8.05 and 8.06 shall survive until the Securities have been paid in full. Thereafter, the Issuers' obligations in Sections 7.07, 8.04 and 8.05 shall survive.

          SECTION 8.02.  Conditions to Defeasance.  The Issuers
may exercise their legal defeasance option or their covenant defeasance option only if:

          (1) the Issuers irrevocably deposit or cause to be deposited in trust with the Trustee money or U.S. Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide cash at such times and in such amounts as will be sufficient to pay principal and interest when due on all the Securities (except lost, stolen or destroyed Securities which have been replaced or repaid) to maturity or redemption, as the case may be;

          (2) the Issuers deliver to the Trustee a certificate from a nationally recognized firm of independent accountants expressing their opinion that the payments of principal and interest when due and without reinvestment on the deposited U.S. Government Obligations plus any deposited money without investment will provide cash at such times and in such amounts as will be sufficient to pay principal and interest when due on all the Securities (except lost, stolen or destroyed Securities which have been replaced or repaid) to maturity or redemption, as the case may be;

          (3) 91 days pass after the deposit is made and during the 91-day period no Default specified in Section 6.01(7) or
     (8) with respect to any Issuer occurs which is continuing at the end of the period;

          (4) the deposit does not constitute a default under any other material agreement binding on any Issuer;

          (5) the Issuers deliver to the Trustee an Opinion of Counsel to the effect that the trust resulting from the deposit does not constitute, or is qualified as, a regulated investment company under the Investment Company Act of 1940;

          (6) in the case of the legal defeasance option, the Issuers shall have delivered to the Trustee an Opinion of Counsel stating that (i) the Issuers have received from, or there has been published by, the Internal Revenue Service a ruling, or (ii) since the date of this Indenture there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Counsel shall confirm that, the Securityholders will not recognize income, gain or loss for federal income tax purposes as a result of such deposit and defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such deposit and defeasance had not occurred;

          (7) in the case of the covenant defeasance option, the Issuers shall have delivered to the Trustee an

     Opinion of Counsel to the effect that the Securityholders will not recognize income, gain or loss for Federal income tax purposes as a result of such covenant defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such deposit and covenant defeasance had not occurred; and

          (8) each Issuer delivers to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent to the defeasance and discharge of the Securities as contemplated by this Article 8 have been complied with.

          Opinions of Counsel required to be delivered under this Section may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the Issuers or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact.

          Before or after a deposit, the Issuers may make arrangements satisfactory to the Trustee for the redemption of Securities at a future date in accordance with Article 3.

          SECTION 8.03. Application of Trust Money. The Trustee shall hold in trust money or U.S. Government Obligations deposited with it pursuant to this Article 8. It shall apply the deposited money and the money from U.S. Government Obligations either directly or through the Paying Agent (including the Issuers acting as their own Paying Agent as the Trustee may determine) and in accordance with this Indenture to the payment of principal of and interest on the Securities.

          SECTION 8.04.  Repayment to Issuers.  The Trustee and
the Paying Agent shall promptly turn over to the Issuers upon request any excess money or securities held by them at any time.

          Subject to any applicable abandoned property law, the Trustee and the Paying Agent shall pay to the Issuers upon written request any money held by them for the payment of principal or interest that remains unclaimed for two years, and, thereafter, Securityholders entitled to the money must look to the Issuers for payment as general creditors.

          SECTION 8.05. Indemnity for Government Obligations. The Issuers shall pay and shall indemnify the Trustee against any tax, fee or other charge imposed on or assessed against deposited U.S. Government Obligations or the principal and interest received on such U.S. Government Obligations other than any such tax, fee or other charge which by law is for the account of the Holders of the defeased Securities; provided that the Trustee shall be entitled to charge any such tax, fee or other charge to such Holder's account.

          SECTION 8.06. Reinstatement. If the Trustee or Paying Agent is unable to apply any money or U.S. Government Obligations in accordance with this Article 8 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, the Issuers' obligations under this Indenture and the Securities shall be revived and reinstated as though no deposit had occurred pursuant to this Article 8 until such time as the Trustee or Paying Agent is permitted to apply all such money or U.S. Government Obligations in accordance with this Article 8; provided, however, that, (a) if the Issuers have made any payment of interest on or principal of any Securities following the reinstatement of their obligations, the Issuers shall be subrogated to the rights of the Holders of such Securities to receive such payment from the money or U.S. Government Obligations held by the Trustee or Paying Agent and
(b) unless otherwise required by any legal proceeding or any order or judgment of any court or governmental authority, the Trustee or Paying Agent shall return all such money and U.S. Government Obligations to the Issuers promptly after receiving a written request therefor at any time, if such reinstatement of the Issuers' obligations has occurred and continues to be in effect.

                            ARTICLE 9

                           Amendments
                           ----------

          SECTION 9.01. Without Consent of Holders. The Issuers and the Trustee may amend this Indenture or the Securities without notice to or consent of any Securityholder:

          (1) to cure any ambiguity, omission, defect or inconsistency;

          (2) to comply with Article 5;

          (3) to provide for uncertificated Securities in addition to or in place of certificated Securities;
     provided, however, that the uncertificated Securities are issued in registered form for purposes of Section 163(f) of the Code or in a manner such that the uncertificated
     Securities are as described in Section 163(f)(2)(B) of the Code;

          (4) to add an Issuer or Co-Issuer in accordance with the terms hereof;

          (5) to add guarantees with respect to the Securities or to secure the Securities;

          (6) to release Alamo Belgium as an Issuer in accordance with the terms hereof;

          (7) to add to the covenants of the Issuers for the benefit of the Holders or to surrender any right or power herein conferred upon the Issuers;

          (8) to comply with any requirements of the SEC in connection with qualifying this Indenture under the TIA;

          (9) to make any change that does not adversely affect the rights of any Securityholder; or

          (10) to release an Insignificant Issuer in accordance with the terms hereof.

          After an amendment under this Section becomes effective, the Issuers shall mail to Securityholders a notice briefly describing such amendment. The failure to give such notice to all Securityholders, or any defect therein, shall not impair or affect the validity of an amendment under this Section.

          SECTION 9.02.  With Consent of Holders.  The Issuers
and the Trustee may amend this Indenture or the Securities without notice to any Securityholder but with the written consent of the Holders of at least a majority in principal amount of the Securities. However, without the consent of each Securityholder affected, an amendment may not:

          (1) reduce the amount of Securities whose Holders must consent to an amendment;

          (2) reduce the rate of or extend the time for payment of interest on any Security;

          (3) reduce the principal of or extend the Stated
     Maturity of any Security;

          (4) reduce the premium payable upon the redemption of any Security or change the time at which any Security may be redeemed in accordance with Article 3;

          (5) make any Security payable in money other than that stated in the Security;

          (6) impair the right of any Holder to receive payment of principal of and interest on such Holder's Securities on or after the due dates therefor or to institute suit for the enforcement of any payment on or with respect to such Holder's Securities; or

          (7) make any change in Section 6.04 or 6.07 or the second sentence of this Section.

          It shall not be necessary for the consent of the Holders under this Section to approve the particular form of any proposed amendment, but it shall be sufficient if such consent approves the substance thereof.

          After an amendment under this Section becomes effective, the Issuers shall mail to Securityholders a notice briefly describing such amendment. The failure to give such notice to all Securityholders, or any defect therein, shall not impair or affect the validity of an amendment under this Section.

          SECTION 9.03.  Compliance with Trust Indenture Act.
Every amendment to this Indenture or the Securities shall comply with the TIA as then in effect.

          SECTION 9.04. Revocation and Effect of Consents and Waivers. A consent to an amendment or a waiver by a Holder of a Security shall bind the Holder and every subse-quent Holder of that Security or portion of the Security that evidences the same debt as the consenting Holder's Security, even if notation of the consent or waiver is not made on the Security. After an amendment or waiver becomes effective, it shall bind every Securityholder.

          The Issuers may, but shall not be obligated to, fix a record date for the purpose of determining the Securityholders entitled to give their consent or take any other action described above or required or permitted to be taken pursuant to this Indenture. If a record date is fixed, then notwithstanding the immediately preceding paragraph, those Persons who were Securityholders at such record date (or their duly designated proxies), and only those Persons, shall be entitled to give such consent or to revoke any consent previously given or to take any such action, whether or not such Persons continue to be Holders after such record date. No such consent shall be valid or effective for more than 120 days after such record date.

          SECTION 9.05. Notation on or Exchange of Securities. If an amendment changes the terms of a Security, the Trustee may require the Holder of the Security to deliver it to the Trustee. The Trustee may place an appropriate notation on the Security regarding the changed terms and return it to the Holder. Alternatively, if the Issuers or the Trustee so determine, the Issuers in exchange for the Security shall issue and the Trustee shall authenticate a new Security that reflects the changed terms. Failure to make the appropriate notation or to issue a new Security shall not affect the validity of such amendment.

          SECTION 9.06. Trustee To Sign Amendments. The Trustee shall sign any amendment authorized pursuant to this Article 9 if the amendment does not adversely affect the rights, duties, liabilities or immunities of the Trustee. If it does, the Trustee may but need not sign it. In signing such amendment the Trustee shall be entitled to receive indemnity reasonably satisfactory to it and to receive, and (subject to Section 7.01) shall be fully protected in relying upon, an Officers' Certificate and an Opinion of Counsel stating that such amendment is authorized or permitted by this Indenture.

                           ARTICLE 10

                          Miscellaneous
                          -------------

          SECTION 10.01. Trust Indenture Act Controls. If any provision of this Indenture limits, qualifies or conflicts with another provision which is required to be included in this Indenture by the TIA, the required provision shall control. If this Indenture excludes any provision of the TIA that is required to be included, such provision shall be deemed included herein.

          SECTION 10.02. Notices. Any notice or communication shall be in writing and delivered in person, by overnight courier or facsimile or mailed by first-class mail addressed as follows:

                    if to the Issuers:

                    Alamo Rent-A-Car, Inc.
                    110 S.E. 6th Street
                    Fort Lauderdale, Florida 33301
                    Attention:  Chief Executive Officer

                    With copies to:

                    Norman D. Tripp
                    Tripp, Scott, Conklin & Smith
                    110 Tower
                    110 S.E. 6th Street
                    Fort Lauderdale, Florida 33301

                    Valerie Ford Jacob
                    Fried, Frank, Harris, Shriver & Jacobson
                    One York Plaza
                    New York, New York 10004

                    if to the Trustee:

                    The Bank of New York
                    101 Barclay Street, Floor 21 West
                    New York, New York 10286
                    Attention: Corporate Trust
                               Trustee Administration

          The Issuers or the Trustee by notice to the other may designate additional or different addresses for subsequent notices or communications.

          Any notice or communication mailed or sent by overnight courier or facsimile to a Securityholder shall be sent to the Securityholder at the Securityholder's address as it appears on the registration books of the Registrar and shall be sufficiently given if so sent within the time prescribed.

          Failure to send a notice or communication to a Securityholder or any defect in it shall not affect its sufficiency with respect to other Securityholders. If a notice or communication is sent in the manner provided above, it is duly given, whether or not the addressee receives it.

          Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice.

          SECTION 10.03. Communication by Holders with Other
Holders.  Securityholders may communicate pursuant to TIA
312(b) with other Securityholders with respect to their rights under this Indenture or the Securities. The Issuers, the Trustee, the Registrar and anyone else shall have the protection of TIA 312(c).

          SECTION 10.04. Certificate and Opinion as to Conditions
Precedent. Upon any request or application by any Issuer to the Trustee to take or refrain from taking any action under this Indenture, each such Issuer shall furnish to the Trustee:

          (1) an Officers' Certificate (which in connection with the original issuance of the Securities need only be executed by one Officer for each Issuer) in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of the signers, all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with; and

          (2) an Opinion of Counsel in form and substance reasonably satisfactory to the Trustee stating that, in the opinion of such counsel, all such conditions precedent have been complied with.

          SECTION 10.05. Statements Required in Certificate or
Opinion. Each certificate or opinion with respect to compliance with a covenant or condition provided for in this Indenture shall include:

          (1) a statement that the individual making such certificate or opinion has read such covenant or condition;

          (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

          (3) a statement that, in the opinion of such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

          (4) a statement as to whether or not, in the opinion of such individual, such covenant or condition has been complied with.

          SECTION 10.06. When Securities Disregarded. In determining whether the Holders of the required principal amount of Securities have concurred in any direction, waiver or consent, Securities owned by any Issuer or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with any Issuer shall be disregarded and deemed not to be outstanding, except that, for the purpose of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Securities which the Trustee actually knows are so owned shall be so disregarded. Also, subject to the foregoing, only Securities outstanding at the time shall be considered in any such determination.

          SECTION 10.07. Rules by Trustee, Paying Agent and Registrar. The Trustee may make reasonable rules for action by or a meeting of Securityholders. The Trustee shall provide the Issuers reasonable notice of such rules; provided that neither prior notice to the Issuers of such rules nor prior approval by the Issuers of such rules shall be a requirement for their effectiveness. The Registrar and the Paying Agent may make reasonable rules for their functions.

          SECTION 10.08. Legal Holidays. A "Legal Holiday" is a Saturday, a Sunday or a day on which banking institutions are not required to be open in the State of New York. If a payment date is a Legal Holiday, payment shall be made on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period. If a regular record date is a Legal Holiday, the record date shall not be affected.

          SECTION 10.09. Governing Law. This Indenture and the Securities shall be governed by, and construed in accordance with, the laws of the State of New York but without giving effect to applicable principles of conflicts of law to the extent that the application of the laws of another jurisdiction would be required thereby.

          SECTION 10.10. NO RECOURSE AGAINST OTHERS. THE SECURITIES SHALL BE NON-RECOURSE TO THE GENERAL AND LIMITED PARTNERS AND TO THE COMMITTEE OR COMMITTEE MEMBERS OF THE ISSUERS THAT ARE PARTNERSHIPS (AND, IN THE CASE OF ANY SUCH GENERAL OR LIMITED PARTNER THAT IS A CORPORATION, TO THE SHAREHOLDERS, OFFICERS AND DIRECTORS OF SUCH CORPORATION), TO THE SHAREHOLDERS, OFFICERS AND DIRECTORS OF THE ISSUERS THAT ARE CORPORATIONS AND TO ALL OTHER PERSONS AND ENTITIES OTHER THAN THE ISSUERS. UPON AN EVENT OF DEFAULT, HOLDERS OF THE SECURITIES SHALL HAVE RECOURSE ONLY TO THE ASSETS OF THE ISSUERS.

          SECTION 10.11. Obligations Joint and Several. All the obligations of the Issuers under this Indenture and the Securities will be joint and several. The obligation of each Issuer in respect of the Securities and this Indenture will be limited to an amount not to exceed the maximum amount that can be assumed by such Issuer without rendering such obligation voidable under applicable law relating to fraudulent conveyance or fraudulent transfer, state insolvency laws or similar laws affecting the rights of creditors generally.

          SECTION 10.12. Successors.  All agreements of each
Issuer in this Indenture and the Securities shall bind each such Issuer's successors. All agreements of the Trustee in this Indenture shall bind its successors.

          SECTION 10.13. Multiple Originals. The parties may sign any number of copies of this Indenture. Each signed copy shall be an original, but all of them together represent the same agreement. One signed copy is enough to prove this Indenture.

          SECTION 10.14. Table of Contents; Headings. The table of contents, cross-reference sheet and headings of the Articles and Sections of this Indenture have been inserted for convenience of reference only, are not intended to be considered a part hereof and shall not modify or restrict any of the terms or provisions hereof.

          SECTION 10.15. Severability Clause. In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

          IN WITNESS WHEREOF, the parties have caused this Indenture to be duly executed as of the date first written above.


                              ALAMO RENT-A-CAR, INC.
                              TERRITORY BLUE, INC.
                              GUY SALMON USA, INC.
                              GUY SALMON USA, LTD., by its
                              general partner Guy Salmon USA,
                              Inc.,

                                   by
                                     \s\ D. Keith Cobb
                                     -----------------------------
                                     D. Keith Cobb
                                     Chief Executive Officer of
                                        Alamo Rent-A-Car, Inc.
                                     Chief Executive Officer of
                                        Territory Blue, Inc.
                                     President of Guy Salmon
                                        USA, Inc.
                                     President of Guy Salmon
                                        USA, Inc., as general
                                        partner of Guy Salmon
                                        USA, Ltd.

                              DKBERT ASSOC.
                              GREEN CORN, INC.,
                                   by
                                     \s\ Michael S. Egan
                                     -----------------------------
                                     Michael S. Egan
                                     A General Partner of DKBERT
                                        Assoc.
                                     President of Green Corn,
                                        Inc.


                              ALAMO RENT-A-CAR (BELGIUM), INC.
                              ALAMO RENT-A-CAR (CANADA), INC.
                              TOWER ADVERTISING GROUP, INC.,

                                   by
                                     \s\ N. Maria Menendez
                                     -----------------------------
                                     N. Maria Menendez
                                     Treasurer of Alamo Rent-A-
                                        Car (Belgium), Inc.
                                     Treasurer of Alamo Rent-A-
                                        Car (Canada), Inc.
                                     Treasurer of Tower
                                        Advertising Group, Inc.


                              THE BANK OF NEW YORK, as Trustee,

                                   by
                                     \s\ Paul J. Schmalzel
                                     -----------------------------
                                     Paul J. Schmalzel
                                     Assistant Treasurer

                                                        EXHIBIT A

                        FACE OF SECURITY


          UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), NEW YORK, NEW YORK, TO THE ISSUERS OR THEIR AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT IS MADE TO CEDE & CO., OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC) ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

          TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF DTC OR TO A SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND LIMITED TO TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN THE INDENTURE REFERRED TO ON THE REVERSE HEREOF.

No. G-1                                         $100,000,000

                  11 3/4% Senior Notes Due 2006


                                            CUSIP No. 011397-AB-2

          ALAMO RENT-A-CAR, INC., a Florida corporation, DKBERT ASSOC., a Florida general partnership, GUY SALMON USA, INC., a Florida corporation, GUY SALMON USA, LTD., a Florida limited partnership, TOWER ADVERTISING GROUP, INC., a Florida corporation, ALAMO RENT-A-CAR (BELGIUM), INC., a Florida corporation, ALAMO RENT-A-CAR (CANADA), INC., a Florida corporation, GREEN CORN, INC., a Florida corporation, and TERRITORY BLUE, INC., a Florida corporation, jointly and severally promise to pay to Cede & Co., or registered assigns, the principal sum of 100,000,000 Dollars on January 31, 2006.


          Interest Payment Dates:  January 31 and July 31.

          Record Dates:  January 15 and July 15.

          Additional provisions of this Security are set forth on the other side of this Security.


                              ALAMO RENT-A-CAR, INC.
                              TERRITORY BLUE, INC.
                              GUY SALMON USA, INC.
                              GUY SALMON USA, LTD., by its
                                general partner Guy Salmon USA,
                                Inc.,

                                   by
                                     _________________________
                                     D. Keith Cobb
                                     Chief Executive Officer of
                                        Alamo Rent-A-Car, Inc.
                                     Chief Executive Officer of
                                        Territory Blue, Inc.
                                     President of Guy Salmon
                                        USA, Inc.
                                     President of Guy Salmon
                                        USA, Inc., as general
                                        partner of Guy Salmon
                                        USA, Ltd.

                              DKBERT ASSOC.
                              GREEN CORN, INC.,

                                   by
                                     _________________________
                                     Michael S. Egan
                                     A General Partner of DKBERT
                                        Assoc.
                                     President of Green Corn,
                                        Inc.


                              ALAMO RENT-A-CAR (BELGIUM), INC.
                              ALAMO RENT-A-CAR (CANADA), INC.
                              TOWER ADVERTISING GROUP, INC.,

                                   by
                                     _________________________
                                     N. Maria Menendez
                                     Treasurer of Alamo Rent-A-
                                        Car (Belgium), Inc.
                                     Treasurer of Alamo Rent-A-
                                        Car (Canada), Inc.
                                     Treasurer of Tower
                                        Advertising Group, Inc.

Dated:  February 16, 1996

                    TRUSTEE'S CERTIFICATE OF
                         AUTHENTICATION

THE BANK OF NEW YORK,
as Trustee, certifies
that this is one of
the Securities referred
to in the within-mentioned
Indenture.

by
  _________________________
     Authorized Signatory

                       REVERSE OF SECURITY


                  11 3/4% Senior Note Due 2006


1.   Interest

          ALAMO RENT-A-CAR, INC., a Florida corporation, DKBERT ASSOC., a Florida general partnership, GUY SALMON USA, INC., a Florida corporation, GUY SALMON USA, LTD., a Florida limited partnership, TOWER ADVERTISING GROUP, INC., a Florida corporation, ALAMO RENT-A-CAR (BELGIUM), INC., a Florida corporation, ALAMO RENT-A-CAR (CANADA), INC., a Florida corporation, GREEN CORN, INC., a Florida corporation, and TERRITORY BLUE, INC., a Florida corporation (each such entity, and its successors and assigns under the Indenture hereinafter referred to, and each other entity which is required to become an Issuer pursuant to the Indenture, and its successors and assigns under the Indenture, being herein called an "Issuer" and, together with each other Issuer thereunder, the "Issuers"), promises to pay interest on the principal amount of this Security at the rate per annum shown above. The Issuers will pay interest semiannually on January 31 and July 31 of each year commencing July 31, 1996. Interest on the Securities will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from February 16, 1996. Interest will be computed on the basis of a 360-day year of twelve 30-day months. The Issuers shall pay interest on overdue principal at the rate borne by the Securities plus 1% per annum, and it shall pay interest on overdue installments of interest at the same rate to the extent lawful.


2.   Method of Payment

          The Issuers will pay interest on the Securities (except defaulted interest) to the Persons who are registered holders of Securities at the close of business on the January 15 or July 15 next preceding the interest payment date even if Securities are canceled after the record date and on or before the interest payment date. Holders must surrender Securities to a Paying Agent to collect principal payments. The Issuers will pay principal and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts. However, the Issuers may pay principal and interest by check payable in such money and may mail an interest check to a Holder's registered address. All payments of principal of, premium, if any, and interest on the Securities will be made by the Issuers in immediately available funds.


3.   Paying Agent and Registrar

          Initially, The Bank of New York, a New York banking corporation ("Trustee"), will act as Paying Agent and Registrar. The Issuers may appoint and change any Paying Agent, Registrar or co-registrar without notice. An Issuer or any of its domestically incorporated Wholly Owned Subsidiaries may act as Paying Agent, Registrar or co-registrar.


4.   Indenture

          The Issuers issued the Securities under an Indenture dated as of February 16, 1996 (the "Indenture"), among the Issuers and the Trustee. The terms of the Securities include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S.C. 77aaa-77bbbb) as in effect on the date of the Indenture (the "Act"). Terms defined in the Indenture and not defined herein have the meanings ascribed thereto in the Indenture. The Securities are subject to all such terms, and Securityholders are referred to the Indenture and the Act for a statement of those terms.

          The Securities are general unsecured obligations of the Issuers limited to $100,000,000 aggregate principal amount (subject to Section 2.07 of the Indenture). The Indenture imposes certain limitations on the Incurrence of Indebtedness (including Permitted Vehicle Indebtedness) by the Issuers and certain of their Subsidiaries, the existence of liens, the payment of dividends on, and redemption of, the Capital Stock of the Issuers and their Subsidiaries and the redemption of certain subordinated obligations of the Issuers and their Subsidiaries, restricted payments, the sale or transfer of assets and Subsidiary stock, the issuance or sale of Capital Stock of Restricted Subsidiaries, sale and leaseback transactions, the investments of the Issuers and certain of their Subsidiaries, consolidations, mergers and transfers of all or substantially all the Issuers' assets of certain Issuers, and transactions with Affiliates. In addition, the Indenture limits the ability of the Issuers and certain of their Subsidiaries to restrict distributions and dividends from Subsidiaries.


5.   Optional Redemption

          Except as set forth in the next paragraph, the Securities may not be redeemed prior to January 31, 2001. On and after that date, the Issuers may redeem the Securities in whole at any time or in part from time to time at the following redemption prices (expressed in percentages of principal amount), plus accrued interest to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the related interest payment date):

          if redeemed during the 12-month period beginning
January 31,

          Period                               Percentage
          2001                             105.875%
          2002                             103.917%
          2003                             101.958%
          2004 and thereafter              100.000%

          In addition, at any time and from time to time prior to January 31, 1999, the Issuers may redeem in the aggregate up to $25 million principal amount of the Securities with (i) the proceeds of one or more Public Equity Offerings following which there is a Public Market or (ii) the proceeds from the sale of Equity Interests of an Issuer to a Strategic Investor at the time of such sale, in each case after subtracting any Tax Distribution Proceeds and at a redemption price (expressed as a percentage of principal amount thereof) of 110% plus accrued interest, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided, however, that at least $75 million principal amount of the Securities must remain outstanding after each such redemption.

6.   Notice of Redemption

          Notice of redemption will be mailed at least 30 days but not more than 60 days before the redemption date to each Holder of Securities to be redeemed at his registered address. Securities in denominations larger than $1,000 may be redeemed in part but only in whole multiples of $1,000. If money sufficient to pay the redemption price of and accrued interest on all Securities (or portions thereof) to be redeemed on the redemption date is deposited with the Paying Agent on or before the redemption date and certain other conditions are satisfied, on and after such date interest ceases to accrue on such Securities (or such portions thereof) called for redemption. If a notice or communication is sent in the manner provided in the Indenture, it is duly given, whether or not the addressee receives it. Failure to send a notice or communication to a Securityholder or any defect in it shall not affect its sufficiency with respect to other Securityholders.

          In addition, in the event of certain Asset Dispositions, the Issuers will be required to make an offer to purchase Securities at a purchase price of 100% of their principal amount plus accrued interest to the date of purchase in accordance with the procedures set forth in the Indenture.


7.   Put Provisions

          Upon a Change of Control, any Holder of Securities will have the right to require the Issuers to repurchase all or any part of the Securities of such Holder at a repurchase price in cash equal to 101% of the principal amount of the Securities to be repurchased plus accrued interest to the date of repurchase (subject to the right of holders of record on the relevant record date to receive interest due on the related interest payment date) as provided in, and subject to the terms of, the Indenture.


8.   Denominations; Transfer; Exchange

          The Securities are in registered form without coupons in denominations of $1,000 and whole multiples of $1,000. A Holder may transfer or exchange Securities in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorse-
ments or transfer documents and to pay any taxes and fees required by law or permitted by the Indenture, including any transfer tax or other similar governmental charge payable in connection therewith. The Registrar need not register the transfer of or exchange any Securities selected for redemption
(except, in the case of a Security to be redeemed in part, the portion of the Security not to be redeemed) or any Securities for a period of 15 days before a selection of Securities to be redeemed or 15 days before an interest payment date.


9.   Persons Deemed Owners

          The registered Holder of this Security may be treated as the owner of it for all purposes.


10.  Unclaimed Money

          If money for the payment of principal or interest remains unclaimed for two years, the Trustee or Paying Agent shall pay the money back to the Issuers at their written request unless an abandoned property law designates another Person. After any such payment, Holders entitled to the money must look only to the Issuers and not to the Trustee for payment.


11.  Discharge and Defeasance

          Subject to certain conditions, the Issuers at any time may terminate some or all of its obligations under the Securities and the Indenture if the Company deposits with the Trustee money or U.S. Government Obligations for the payment of principal and interest on the Securities to redemption or maturity, as the case may be.


12.  Amendment, Waiver

          Subject to certain exceptions set forth in the Indenture, (i) the Indenture or the Securities may be amended with the written consent of the Holders of at least a majority in principal amount outstanding of the Securities and (ii) any default or noncompliance with any provision may be waived with the written consent of the Holders of a majority in principal amount outstanding of the Securities.

Subject to certain exceptions set forth in the Indenture, without the consent of any Securityholder, the Issuers and the Trustee may amend the Indenture or the Securities to cure any ambiguity, omission, defect or inconsistency, or to comply with Article 5 of the Indenture, or to provide for uncertificated Securities in addition to or in place of certificated Securities, or to add an Issuer or a Co-Issuer, or to add guarantees with respect to the Securities or to secure the Securities, or to release Alamo Belgium as an Issuer, or to add additional covenants or surrender rights and powers conferred on the Issuers, or to comply with any request of the SEC in connection with qualifying the Indenture under the Act, or to release an Insignificant Issuer in accordance with the terms of the Indenture, or to make any change that does not adversely affect the rights of any Securityholder.


13.  Defaults and Remedies

          Under the Indenture, Events of Default include (i) default for 30 days in payment of interest on the Securities;
(ii) default in payment of principal on the Securities at maturity, upon redemption pursuant to paragraph 5 or 6 of the Securities, upon acceleration or otherwise, or failure by the Issuers to redeem or purchase Securities when required; (iii) failure by any Issuer to comply with other agreements in the Indenture or the Securities, in certain cases subject to notice and lapse of time; (iv) certain accelerations (including failure to pay within any grace period after final maturity) of other Indebtedness of any Issuer if the amount accelerated (or so unpaid) exceeds $10 Million; (v) certain events of bankruptcy or insolvency with respect to the Issuers and their Significant Subsidiaries; and (vi) certain judgments or decrees for the payment of money in respect of which the portion not covered by insurance is in excess of $10 million. If an Event of Default occurs and is continuing, the Trustee or the Holders of at least 25% in principal amount of the Securities may declare all the Securities to be due and payable immediately. Certain events of bankruptcy or insolvency are Events of Default which will result in the Securities being due and payable immediately upon the occurrence of such Events of Default.

          Securityholders may not enforce the Indenture or the Securities except as provided in the Indenture. The Trustee may refuse to enforce the Indenture or the Securities unless it receives reasonable indemnity or security.

Subject to certain limitations, Holders of a majority in principal amount of the Securities may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Securityholders notice of any continuing Default (except a Default in payment of principal or interest) if it determines that withholding notice is in the interest of the Holders.


14.  Trustee Dealings with the Issuers

          Subject to certain limitations imposed by the Act, the Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Securities and may otherwise deal with and collect obligations owed to it by an Issuer or any of its Affiliates and may otherwise deal with an Issuer or any of its Affiliates with the same rights it would have if it were not Trustee.


15.  NO RECOURSE AGAINST OTHERS

          THE SECURITIES SHALL BE NON-RECOURSE TO THE GENERAL AND LIMITED PARTNERS AND TO THE COMMITTEE OR COMMITTEE MEMBERS OF THE ISSUERS THAT ARE PARTNERSHIPS (AND, IN THE CASE OF ANY SUCH GENERAL OR LIMITED PARTNER THAT IS A CORPORATION, TO THE SHAREHOLDERS, OFFICERS AND DIRECTORS OF SUCH CORPORATION), TO THE SHAREHOLDERS, OFFICERS AND DIRECTORS OF THE ISSUERS THAT ARE CORPORATIONS AND TO ALL OTHER PERSONS AND ENTITIES OTHER THAN THE ISSUERS. UPON AN EVENT OF DEFAULT, HOLDERS OF THE SECURITIES SHALL HAVE RECOURSE ONLY TO THE ASSETS OF THE ISSUERS.


16.  Joint and Several Liability

          All the obligations of the Issuers under the Indenture and the Securities will be joint and several. The obligation of each Issuer in respect of the Securities and the Indenture will be limited to an amount not to exceed the maximum amount that can be assumed by such Issuer without rendering such obligation voidable under applicable law relating to fraudulent conveyance or fraudulent transfer, state insolvency laws or similar laws affecting the rights of creditors generally.

17.  Governing Law

          The Indenture and the Securities shall be governed by, and construed in accordance with, the laws of the State of New York but without giving effect to applicable principles of conflicts of law to the extent that the application of the laws of another jurisdiction would be required thereby.


18.  Authentication

          This Security shall not be valid until an authorized signatory of the Trustee (or an authenticating agent) manually signs the certificate of authentication on the other side of this Security.


19.  Abbreviations

          Customary abbreviations may be used in the name of a Securityholder or an assignee, such as TEN COM (=tenants in common), TEN ENT (=tenants by the entireties), JT TEN (=joint tenants with rights of survivorship and not as tenants in common), CUST (=custodian), and U/G/M/A (=Uniform Gift to Minors
Act).


20.  CUSIP Numbers

          Pursuant  to  a  recommendation  promulgated   by   the
Committee on Uniform Security Identification Procedures the Issuers have caused CUSIP numbers to be printed on the Securities and have directed the Trustee to use CUSIP numbers in notices of redemption as a convenience to Securityholders. No representation is made as to the accuracy of such numbers either as printed on the Securities or as contained in any notice of redemption and reliance may be placed only on the other identification numbers placed thereon.

          THE  ISSUERS  WILL  FURNISH TO ANY SECURITYHOLDER  UPON
WRITTEN REQUEST AND WITHOUT CHARGE TO THE

SECURITYHOLDER A COPY OF THE INDENTURE WHICH HAS IN IT  THE  TEXT
OF THIS SECURITY IN LARGER TYPE.  REQUESTS MAY BE MADE TO:

          ALAMO RENT-A-CAR, INC.
          110 S.E. 6TH STREET
          FORT LAUDERDALE, FLORIDA 33301

          ATTENTION:  CHIEF EXECUTIVE OFFICER

____________________________________________________________

                         ASSIGNMENT FORM


To assign this Security, fill in the form below:

I or we assign and transfer this Security to


          (Print or type assignee's name, address and zip code)

          (Insert assignee's soc. sec. or tax I.D. No.)


and irrevocably appoint                           agent to
transfer this Security on the books of the Issuers. The agent may substitute another to act for him.


____________________________________________________________

Date: ________________ Your Signature: _____________________

Signature Guarantee:  ___________________________________________
                         (Signature must be guaranteed)

____________________________________________________________
Sign exactly as your name appears on the other side of this Security.

               OPTION OF HOLDER TO ELECT PURCHASE


                    If you want to elect to have this Security
purchased by the Issuers pursuant to Section 4.06 or 4.08 of the Indenture, check the box:
                               ---
                              /  /
                              ---
                    If you want to elect to have only part of this Security purchased by the Issuers pursuant to Section 4.06 or 4.08 of the Indenture, state the amount:
$


Date: __________________ Your Signature: __________________
                         (Sign exactly as your name appears on
                         the other side of the Security)


Signature Guarantee:_______________________________________
                         (Signature must be guaranteed)