Form 10-Q
period 1996-06-30
ALAMO RENT A CAR INC; ALAMO RENT A CAR BELGIUM INC; ALAMO RENT A CAR CANADA INC; DKBERT ASSOC; GREEN CORN INC; GUY SALMON USA INC; TERRITORY BLUE INC; TOWER ADVERTISING GROUP INC; GUY SALMON USA LTD
filed 1996-08-14
CIK 1004941, 1005485, 1005486, 1005487, 1005488, 1005489, 1005490, 1005491, 1005492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 33-80271



                             ALAMO RENT-A-CAR, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                   59-1465528
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                     identification
                                                             no.)

     110 Tower, 110 S.E. 6th Street
        Fort Lauderdale, Florida                            33301
    (Address of principal executive                       (Zip code)
                offices)


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

                        Yes  X           No
                           ----            ----

As of August 1, 1996, each corporate registrant had outstanding 980 shares of common stock, par value $1.00 per share, except for Green Corn, Inc. which had
326.67 shares of common stock, par value $0.10 per share.

                           Table of Co-Registrants(1)


                                                State or Other
                                               Jurisdication of    IRS Employer
                                               Incorporation or   Identification
              Name                               Organization         Number
              ----                               ------------         ------
Alamo Rent-A-Car (Belgium), Inc.                   Florida         65-0489368

Alamo Rent-A-Car (Canada), Inc.                    Florida         65-0568278

DKBERT Assoc.                                      Florida         59-1946177
                                           (General Partnership)

Green Corn, Inc.                                   Florida         59-1694750

Guy Salmon USA, Inc.                               Florida         65-0200221

Guy Salmon USA, Ltd.                               Florida         65-0200220
                                           (Limited Partnership)

Territory Blue, Inc.                               Florida         65-0579364

Tower Advertising Group, Inc.                      Florida         65-0163142



(1)   Address,   including   zip  code,   and     110 Tower
      telephone number,  including area code,     110 S.E. 6th Street
      of  principal   executive   offices  of     Fort Lauderdale, Florida 33301
      Co-Registrants                              (954) 522-0000

                             ALAMO RENT-A-CAR, INC.


                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 1996



PART I    FINANCIAL INFORMATION                                         PAGE
- ------    ---------------------                                         ----

Item 1.   Financial Statements

          Combined Condensed Financial Statements:

            Balance Sheets - June 30, 1996 and December 31, 1995          1
            Statements of Operations - Three and Six Months
              Ended June 30, 1996 and 1995                                2
            Statements of Cash Flows - Six Months ended June
              30, 1996 and 1995                                           3

          Combining Condensed Financial Statements:

            Balance Sheets - June 30, 1996 and December 31, 1995          4
            Statements of Operations - Three Months ended June
              30, 1996 and 1995                                           6
            Statements of Operations - Six Months ended June
              30, 1996 and 1995                                           8
            Statements of Cash Flows - Six Months Ended June
              30, 1996 and 1995                                          10

            Notes to Combined and Combining Condensed Financial
              Statements                                                 12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        24

PART II     OTHER INFORMATION


Item 1.     Legal Proceedings                                            27


Item 2.     Changes in Securities                                        27


Item 3.     Defaults upon Senior Securities                              27


Item 4.     Submission of Matters to a Vote of Security Holders          27


Item 5.     Other Information                                            27


Item 6.     Exhibits and Reports on Form 8-K                             27

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                        Combined Condensed Balance Sheets
                                 (In thousands)

                                                     June 30,       December 31,
                       Assets                          1996            1995
                       ------                      -----------     ----------
                                                   (Unaudited)      (Audited)

Cash and cash equivalents                          $    18,436     $   11,953
Investments                                             90,575         62,626
Receivables:
     Trade, less allowance for
       doubtful accounts of $4,177
       and $5,214 in 1996 and 1995,
       respectively                                     89,071         67,418
     Vehicle                                            52,520         94,408
     Notes, mortgages and other due
       from affiliates                                   4,705          2,409
     Other                                              12,634          7,775
                                                   -----------     ----------
                                                       158,930        172,010
                                                   -----------     ----------

Revenue earning vehicles, net                        2,260,248      1,478,409
Property and equipment, net                            212,758        213,985
Other assets                                            69,038         61,762
                                                   -----------     ----------
                                                   $ 2,809,985     $2,000,745
                                                   ===========     ==========

             Liabilities and Equity
             ----------------------

Notes payable and lines of credit
  secured by revenue earning vehicles              $ 2,228,279     $1,546,122
Estimated auto liability claims                        122,282        112,448
Accounts payable to affiliates                           4,448          1,677
Accounts payable                                       138,450        116,374
Other debt                                             236,649        137,266
Accrued expenses                                        23,071         11,050
Customer deposits                                       16,573          9,843
                                                   -----------     ----------
     Total liabilities                               2,769,752      1,934,780
                                                   -----------     ----------

Minority interest (deficiency in assets)                  (260)          --

Equity:
     Common stock                                            5              5
     Additional paid-in capital                          9,529          9,494
     Retained earnings and partners' capital            28,704         53,881
     Translation adjustment                              2,255          2,585
                                                   -----------     ----------

     Total equity                                       40,493         65,965
                                                   -----------     ----------

                                                   $ 2,809,985     $2,000,745
                                                   ===========     ==========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                   Combined Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                              Three Months Ended               Six Months Ended
                                                                                   June 30,                         June 30,
                                                                             1996            1995            1996            1995
                                                                          ---------       ---------       ---------       ---------
Revenue:
  Vehicle rentals                                                         $ 377,345       $ 337,922       $ 701,130       $ 637,649
  Interest                                                                    1,022           1,245           1,974           2,847
  Revenue from affiliates                                                        17            --               694            --
  Other                                                                         135           1,528             833           2,487
                                                                          ---------       ---------       ---------       ---------
                                                                            378,519         340,695         704,631         642,983
                                                                          ---------       ---------       ---------       ---------

Costs and expenses:
  Vehicle depreciation                                                      106,540          95,688         195,858         181,904
  Vehicle interest                                                           28,925          31,190          55,564          61,227
  Vehicle leases                                                              5,230          19,156           9,654          31,070
  Selling, general and administrative                                       232,543         206,378         446,729         407,862
  Other interest                                                              7,453           2,733          11,786           5,465
  Minority interest in net loss of consolidated subsidiaries                   (194)           (398)           (653)         (1,161)
                                                                          ---------       ---------       ---------       ---------
                                                                            380,497         354,747         718,938         686,367
                                                                          ---------       ---------       ---------       ---------
Net loss                                                                  $  (1,978)      $ (14,052)      $ (14,307)      $ (43,384)
                                                                          =========       =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                   Combined Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                              --------------------------
                                                                  1996           1995
                                                              -----------    -----------
Cash flows from operating activities                          $   205,106    $   149,385
                                                              -----------    -----------
Cash flows from investing activities:
    Cash received from sale of revenue earning vehicles           850,177      1,267,890
    Cash paid to suppliers of revenue earning vehicles         (1,784,350)    (1,639,431)
    (Purchase) sale of investments                                (27,949)        23,944
    Capital expenditures                                          (10,524)       (18,979)
    Proceeds from sale of property and equipment                    1,398            753
                                                              -----------    -----------
Net cash used in investing activities                            (971,248)      (365,823)
                                                              -----------    -----------

Cash flows from financing activities:
    Proceeds from revenue earning vehicle financing             1,739,139      1,639,919
    Principal payments on revenue earning vehicle financing    (1,054,748)    (1,447,191)
    Proceeds from other debt                                      106,313         56,270
    Principal payments on other debt                               (6,907)       (29,675)
    Dividends and distributions                                   (10,870)        (8,925)
    Contributions                                                    --            1,113
                                                              -----------    -----------
Net cash provided by financing activities                         772,927        211,511
                                                              -----------    -----------
Effect of exchange rate changes on cash                              (302)           272
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents                6,483         (4,655)
Cash and cash equivalents at beginning of period                   11,953         15,698
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $    18,436    $    11,043
                                                              ===========    ===========
Supplemental disclosures:

      Interest paid                                           $    63,263    $    66,571
                                                              ===========    ===========
      Income tax payments                                     $      --      $       256
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                       Combining Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                  June 30, 1996

                                                                                              Alamo
                                                                                  GUSA     Affiliated
                   Assets                               Alamo       DKBERT        Ltd.      Companies   Eliminations      Combined
                                                      ----------   ---------    ---------  ----------   ------------     -----------
Cash and cash equivalents                             $    5,113   $   1,156    $  11,100    $  1,067    $      --      $    18,436
Investments                                               90,575        --           --          --             --           90,575
Receivables:
  Trade, less allowance for doubtful
     accounts of $1,522, $-0-, $2,514
     and $141 for Alamo, DKBERT,
     GUSA, Ltd., and Alamo
     Affiliated Companies,
     respectively                                         63,137        --         24,171       1,763           --           89,071
  Vehicle                                                 34,079        --         18,253         188           --           52,520
  Notes, mortgages and other due from
     affiliates                                           75,515         780        5,457       7,527        (84,574)         4,705
  Other                                                   11,430         321          408         535            (60)        12,634
                                                      ----------   ---------    ---------    --------    -----------    -----------
                                                         184,161       1,101       48,289      10,013        (84,634)       158,930
                                                      ----------   ---------    ---------    --------    -----------    -----------
Revenue earning vehicles, net                          2,056,780        --        188,792      14,676           --        2,260,248
Property and equipment, net                               73,224     134,754        3,503       1,277           --          212,758
Other assets                                              46,945       2,066       19,366       1,414           (753)        69,038
                                                      ----------   ---------    ---------    --------    -----------    -----------
                                                      $2,456,798   $ 139,077    $ 271,050    $ 28,447    $   (85,387)   $ 2,809,985
                                                      ==========   =========    =========    ========    ===========    ===========

           Liabilities and Equity

Notes payable and lines of credit secured
     by revenue earning vehicles                      $2,015,446   $    --      $ 198,102    $ 14,731    $      --      $ 2,228,279
Mortgages and notes payable to affiliates                   --         2,918        5,732        --           (8,650)          --
Estimated auto liability claims                          120,320        --          1,859         103           --          122,282
Accounts payable to affiliates                             3,681         944       62,322      14,523        (77,022)         4,448
Accounts payable                                         115,976       2,105       17,525       2,844           --          138,450
Other debt                                                98,100     119,668       18,881        --             --          236,649
Accrued expenses                                          21,175       1,669         --           247            (20)        23,071
Customer deposits                                         15,951        --          1,455         259         (1,092)        16,573
                                                      ----------   ---------    ---------    --------    -----------    -----------
Total liabilities                                      2,390,649     127,304      305,876      32,707        (86,784)     2,769,752
                                                      ----------   ---------    ---------    --------    -----------    -----------

Minority interest (deficiency in assets)                    --          --           (140)        155           (275)          (260)

Equity:
  Common stock                                                 1        --           --             4           --                5
  Additional paid-in capital                               9,568        --           --         2,137         (2,176)         9,529
  Retained earnings and partners' capital                 56,580      11,773      (36,922)     (6,575)         3,848         28,704
  Translation adjustment                                    --          --          2,236          19           --            2,255
                                                      ----------   ---------    ---------    --------    -----------    -----------
Total equity                                              66,149      11,773      (34,686)     (4,415)         1,672         40,493
                                                      ----------   ---------    ---------    --------    -----------    -----------

                                                      $2,456,798   $ 139,077    $ 271,050    $ 28,447    $   (85,387)   $ 2,809,985
                                                      ==========   =========    =========    ========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                       Combining Condensed Balance Sheets
                                    (Audited)
                                 (In thousands)

                                December 31, 1995

                                                                                               Alamo
                                                                                    GUSA     Affiliated
                   Assets                                 Alamo        DKBERT       Ltd.      Companies   Eliminations     Combined
                                                        ----------   ---------    ---------  ----------   ------------    ----------

Cash and cash equivalents                               $    5,987   $     586    $   3,777    $  1,603    $      --      $   11,953
Investments                                                 62,626        --           --          --             --          62,626
Receivables:
  Trade, less allowance for doubtful
     accounts of $1,423, $-0-, $3,692
     and $99 for Alamo, DKBERT,
     GUSA Ltd., and Alamo
     Affiliated Companies,
     respectively                                           42,004        --         24,770         644           --          67,418
  Vehicle                                                   78,619        --         15,494         295           --          94,408
  Notes, mortgages and other due from
     affiliates                                             21,960         680        7,128       1,772        (29,131)        2,409
  Other                                                      6,586         211          480         498           --           7,775
                                                        ----------   ---------    ---------    --------    -----------    ----------
                                                           149,169         891       47,872       3,209        (29,131)      172,010
                                                        ----------   ---------    ---------    --------    -----------    ----------
Revenue earning vehicles, net                            1,327,572        --        145,541       5,296           --       1,478,409
Property and equipment, net                                 73,504     134,789        4,487       1,205           --         213,985
Other assets                                                40,155       2,683       19,458         948         (1,482)       61,762
                                                        ----------   ---------    ---------    --------    -----------    ----------
                                                        $1,659,013   $ 138,949    $ 221,135    $ 12,261    $   (30,613)   $2,000,745
                                                        ==========   =========    =========    ========    ===========    ==========
           Liabilities and Equity

Notes payable and lines of credit secured
     by revenue earning vehicles                        $1,346,651   $    --      $ 193,936    $  5,535    $      --      $1,546,122
Mortgages and notes payable to affiliates                     --         8,815        4,827          16        (13,658)         --
Estimated auto liability claims                            110,334        --          2,079          35           --         112,448
Accounts payable to affiliates                               5,354       3,938        1,931       6,977        (16,523)        1,677
Accounts payable                                            88,302       2,435       23,467       2,203            (33)      116,374
Other debt                                                   8,700     109,128       19,438        --             --         137,266
Accrued expenses                                             8,543         836        1,183         488           --          11,050
Customer deposits                                            8,446       1,928          808         142         (1,481)        9,843
                                                        ----------   ---------    ---------    --------    -----------    ----------
Total liabilities                                        1,576,330     127,080      247,669      15,396        (31,695)    1,934,780
                                                        ----------   ---------    ---------    --------    -----------    ----------

Minority interest (deficiency in assets)                      --          --            119         156           (275)         --
Equity:
  Common stock                                                   1        --           --             4           --               5
  Additional paid-in capital                                 9,568        --           --         2,102         (2,176)        9,494
  Retained earnings and partners' capital                   73,114      11,869      (29,326)     (5,309)         3,533        53,881
  Translation adjustment                                      --          --          2,673         (88)          --           2,585
                                                        ----------   ---------    ---------    --------    -----------    ----------
Total equity                                                82,683      11,869      (26,653)     (3,291)         1,357        65,965
                                                        ----------   ---------    ---------    --------    -----------    ----------

                                                        $1,659,013   $ 138,949    $ 221,135    $ 12,261    $   (30,613)   $2,000,745
                                                        ==========   =========    =========    ========    ===========    ==========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                          Three Months Ended June 30, 1996
                                                    --------------------------------------------------------------------------------
                                                                                             Alamo
                                                                                GUSA       Affiliated
                                                      Alamo        DKBERT        Ltd.       Companies    Eliminations      Combined
                                                    ---------      -------     --------    ----------    ------------      ---------
Revenue:
  Vehicle rentals                                   $ 339,172      $  --       $ 35,235      $  2,496      $     442      $ 377,345
  Interest                                              2,492         --            171             1         (1,642)         1,022
  Revenue from affiliates                                --          4,529          645         7,840        (12,997)            17
  Other                                                  --            135         (194)          (50)           244            135
                                                    ---------      -------     --------      --------      ---------      ---------

                                                      341,664        4,664       35,857        10,287        (13,953)       378,519
                                                    ---------      -------     --------      --------      ---------      ---------



Costs and expenses:
  Vehicle depreciation                                101,045         --          5,023           472           --          106,540
  Vehicle interest                                     26,441         --          2,398            86           --           28,925
  Vehicle leases                                        3,904         --            982           344           --            5,230
  Selling, general and administrative                 206,575        1,515       27,980         8,981        (12,508)       232,543
  Other interest                                        4,352        3,049        1,694            86         (1,728)         7,453
  Minority  interest in  net loss of
     consolidated subsidiaries                           --           --           (194)         --             --             (194)
                                                    ---------      -------     --------      --------      ---------      ---------
                                                      342,317        4,564       37,883         9,969        (14,236)       380,497
                                                    ---------      -------     --------      --------      ---------      ---------
Net income (loss)                                   $    (653)     $   100     $ (2,026)     $    318      $     283      $  (1,978)
                                                    =========      =======     ========      ========      =========      =========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                             Three Months Ended June 30, 1995
                                                       -----------------------------------------------------------------------------
                                                                                              Alamo
                                                                                  GUSA      Affiliated
                                                       Alamo        DKBERT        Ltd.       Companies   Eliminations      Combined
                                                       -----        ------        ----       ---------   ------------     ---------
Revenue:
  Vehicle rentals                                    $ 304,344      $  --       $ 31,895      $ 1,683      $    --        $ 337,922
  Interest                                               1,934           67           31           (6)          (781)         1,245
  Revenue from affiliates                                 --          4,057         --            464         (4,521)          --
  Other                                                   --            157        2,901          247         (1,777)         1,528
                                                     ---------      -------     --------      -------      ---------      ---------

                                                       306,278        4,281       34,827        2,388         (7,079)       340,695
                                                     ---------      -------     --------      -------      ---------      ---------


Costs and expenses:
  Vehicle depreciation                                  89,741         --          5,744          203           --           95,688
  Vehicle interest                                      29,492         --          1,687           11           --           31,190
  Vehicle leases                                        17,022         --          1,808          326           --           19,156
  Selling, general and administrative                  183,520        1,521       26,780        1,857         (7,300)       206,378
  Other interest                                           901        2,419          167           27           (781)         2,733
  Minority interest in net loss of
     consolidated subsidiaries                            --           --           (398)        --             --             (398)
                                                     ---------      -------     --------      -------      ---------      ---------
                                                       320,676        3,940       35,788        2,424         (8,081)       354,747
                                                     ---------      -------     --------      -------      ---------      ---------

Net income (loss)                                    $ (14,398)     $   341     $   (961)     $   (36)     $   1,002      $ (14,052)
                                                     =========      =======     ========      =======      =========      =========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                              Six Months Ended June 30, 1996
                                                    --------------------------------------------------------------------------------
                                                                                             Alamo
                                                                                 GUSA      Affiliated
                                                      Alamo         DKBERT       Ltd.       Companies    Eliminations     Combined
                                                    ---------      -------     --------      --------    ------------     ---------
Revenue:
  Vehicle rentals                                   $ 633,089      $  --       $ 64,060      $  4,142      $    (161)     $ 701,130
  Interest                                              4,797         --            229             4         (3,056)         1,974
  Revenue from affiliates                                --          8,938        1,631        14,465        (24,340)           694
  Other                                                  --            322          246            21            244            833
                                                    ---------      -------     --------      --------      ---------      ---------

                                                      637,886        9,260       66,166        18,632        (27,313)       704,631
                                                    ---------      -------     --------      --------      ---------      ---------


Costs and expenses:
  Vehicle depreciation                                186,380         --          8,656           822           --          195,858
  Vehicle interest                                     50,711         --          4,696           157           --           55,564
  Vehicle leases                                        7,115         --          2,001           538           --            9,654
  Selling, general and administrative                 394,122        3,253       56,226        17,700        (24,572)       446,729
  Other interest                                        5,876        5,970        2,836           160         (3,056)        11,786
  Minority interest in net loss of
     consolidated subsidiaries                           --           --           (653)         --             --             (653)
                                                    ---------      -------     --------      --------      ---------      ---------

                                                      644,204        9,223       73,762        19,377        (27,628)       718,938
                                                    ---------      -------     --------      --------      ---------      ---------

Net income (loss)                                   $  (6,318)     $    37     $ (7,596)     $   (745)     $     315      $ (14,307)
                                                    =========      =======     ========      ========      =========      =========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                        Six Months Ended June 30, 1995
                                                    -------------------------------------------------------------------------------
                                                                                             Alamo
                                                                                GUSA       Affiliated
                                                      Alamo        DKBERT        Ltd.       Companies    Eliminations     Combined
                                                    ---------      -------     --------      --------    ------------     ---------
Revenue:
  Vehicle rentals                                   $ 578,049      $  --       $ 57,227      $  2,373      $    --        $ 637,649
  Interest                                              4,271          166           59            14         (1,663)         2,847
  Revenue from affiliates                                --          8,178         --             668         (8,846)          --
  Other                                                  --            319        4,659           433         (2,924)         2,487
                                                    ---------      -------     --------      --------      ---------      ---------

                                                      582,320        8,663       61,945         3,488        (13,433)       642,983
                                                    ---------      -------     --------      --------      ---------      ---------

Costs and expenses:
  Vehicle depreciation                                171,829         --          9,812           263           --          181,904
  Vehicle interest                                     58,522         --          2,681            24           --           61,227
  Vehicle leases                                       27,295         --          3,266           509           --           31,070
  Selling, general and administrative                 362,590        3,170       51,231         2,927        (12,056)       407,862
  Other interest                                        1,749        4,937          415            27         (1,663)         5,465
  Minority interest in net loss of
     consolidated subsidiaries                           --           --         (1,161)         --             --           (1,161)
                                                    ---------      -------     --------      --------      ---------      ---------
                                                      621,985        8,107       66,244         3,750        (13,719)       686,367
                                                    ---------      -------     --------      --------      ---------      ---------


Net income (loss)                                   $ (39,665)     $   556     $ (4,299)     $   (262)     $     286      $ (43,384)
                                                    =========      =======     ========      ========      =========      =========

The accompanying notes are an integral part of these financial statements.

                       ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Six Months Ended June 30, 1996
                                                       -----------------------------------------------------------------------------
                                                                                                Alamo
                                                                                    GUSA     Affiliated
                                                          Alamo        DKBERT        Ltd.     Companies   Eliminations    Combined
                                                       -----------    --------    ---------    --------   ------------   -----------
Cash flows from operating activities                   $   207,320    $ (1,914)   $   7,494    $ (5,204)   $  (2,590)   $   205,106
                                                       -----------    --------    ---------    --------    ---------    -----------
Cash flows from investing activities:
  Cash received from sale of revenue
     earning vehicles                                      701,901        --        143,367       4,909         --          850,177
  Cash paid to suppliers of revenue earning
     vehicles                                           (1,572,949)       --       (196,146)    (15,255)        --       (1,784,350)
  (Purchase) sale of investments                           (27,949)       --           --          --           --          (27,949)
  Capital expenditures                                      (7,614)     (2,247)        (461)       (202)        --          (10,524)
  Proceeds from sale of property and
     equipment                                               1,077         321         --          --           --            1,398
                                                       -----------    --------    ---------    --------    ---------    -----------

Net cash used in investing activities                     (905,534)     (1,926)     (53,240)    (10,548)        --         (971,248)
                                                       -----------    --------    ---------    --------    ---------    -----------
Cash flows from financing activities:
  Proceeds from revenue earning vehicle
     financing                                           1,548,298        --        177,162      13,679         --        1,739,139
  Principal payments on revenue earning
     vehicle financing                                    (879,503)       --       (170,985)     (4,260)        --       (1,054,748)
  Proceeds from issuance of other debt                      90,000      12,500        3,813        --           --          106,313
  Principal payments on other debt                            (600)     (1,960)      (4,347)       --           --           (6,907)
  Collections from affiliate                                 2,975        --         54,514       6,368      (63,857)          --
  Payments to affiliate                                    (53,614)     (5,997)      (6,836)       --         66,447           --
  Dividends and distributions                              (10,216)       (133)        --          (521)        --          (10,870)
                                                       -----------    --------    ---------    --------    ---------    -----------

Net cash provided by financing activities                  697,340       4,410       53,321      15,266        2,590        772,927
                                                       -----------    --------    ---------    --------    ---------    -----------

Effect of exchange rate changes on cash                       --          --           (252)        (50)        --             (302)
                                                       -----------    --------    ---------    --------    ---------    -----------
Net  increase  (decrease)  in cash  and cash
     equivalents                                              (874)        570        7,323        (536)        --            6,483
Cash and cash  equivalents  at  beginning of
     period                                                  5,987         586        3,777       1,603         --           11,953
                                                       -----------    --------    ---------    --------    ---------    -----------

Cash and cash equivalents at end of period             $     5,113    $  1,156    $  11,100    $  1,067    $    --      $    18,436
                                                       ===========    ========    =========    ========    =========    ===========

Supplemental disclosures:
  Interest paid                                        $    52,200    $  9,893    $   6,433    $    211    $  (5,474)   $    63,263
                                                       ===========    ========    =========    ========    =========    ===========

  Income tax payments                                  $      --      $   --      $    --      $   --      $    --      $      --
                                                       ===========    ========    =========    ========    =========    ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Six Months Ended June 30, 1995
                                                        ----------------------------------------------------------------------------
                                                                                                 Alamo
                                                                                     GUSA     Affiliated
                                                           Alamo        DKBERT       Ltd.      Companies   Eliminations   Combined
                                                        -----------    --------    ---------  ----------   ------------  -----------
Cash flows from operating activities                    $   136,493    $  2,027    $  17,824    $  (342)   $  (6,617)   $   149,385
                                                        -----------    --------    ---------    -------    ---------    -----------
Cash flows from investing activities:
  Cash received from sale of revenue
     earning vehicles                                     1,168,780        --         97,587      1,523         --        1,267,890
  Cash paid to suppliers of revenue earning
     vehicles                                            (1,490,870)       --       (141,969)    (6,592)        --       (1,639,431)
  Sale of investments                                        21,788       2,156         --         --           --           23,944
  Capital expenditures                                      (13,596)     (4,878)        (305)      (200)        --          (18,979)
  Proceeds from sale of property and
     equipment                                                  335         418         --         --           --              753
                                                        -----------    --------    ---------    -------    ---------    -----------

Net cash used in investing activities                      (313,563)     (2,304)     (44,687)    (5,269)        --         (365,823)
                                                        -----------    --------    ---------    -------    ---------    -----------
Cash flows from financing activities:
  Proceeds from revenue earning vehicle
     financing                                            1,493,850        --        139,077      6,992         --        1,639,919
  Principal payments on revenue earning
     vehicle financing                                   (1,339,499)       --       (106,078)    (1,614)        --       (1,447,191)
  Proceeds from other debt                                     --        52,811        3,459       --           --           56,270
  Principal payments on other debt                           (1,501)    (23,913)      (4,257)        (4)        --          (29,675)
  Collections from affiliate                                 25,812       4,119        8,677         36      (38,644)          --
  Payments to affiliate                                      (1,746)    (31,547)     (11,968)      --         45,261           --
  Dividends and distributions                                (6,344)     (1,351)        --       (1,230)        --           (8,925)
  Contributions                                                 900        --              5        208         --            1,113
                                                        -----------    --------    ---------    -------    ---------    -----------

Net cash provided by financing activities                   171,472         119       28,915      4,388        6,617        211,511
                                                        -----------    --------    ---------    -------    ---------    -----------

Effect of exchange rate changes on cash                        --          --            251         21         --              272
                                                        -----------    --------    ---------    -------    ---------    -----------

Net increase (decrease) in cash and cash
     equivalents                                             (5,598)       (158)       2,303     (1,202)        --           (4,655)
Cash and cash equivalents at beginning of
     period                                                   6,598         466        6,400      2,234         --           15,698
                                                        -----------    --------    ---------    -------    ---------    -----------

Cash and cash equivalents at end of period              $     1,000    $    308    $   8,703    $ 1,032    $    --      $    11,043
                                                        ===========    ========    =========    =======    =========    ===========

Supplemental disclosures:
  Interest paid                                         $    61,765    $  4,937    $   1,481    $    51    $  (1,663)   $    66,571
                                                        ===========    ========    =========    =======    =========    ===========
  Income tax payments                                   $       256    $   --      $    --      $  --      $    --      $       256
                                                        ===========    ========    =========    =======    =========    ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES


         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited


(1)      Summary of Significant Accounting Policies

         (a)    Interim Financial Statements and Basis of Presentation

               The accompanying condensed financial statements include the accounts of the following entities, each entity affiliated with each other as a result of common ownership and common management:
               (i) Alamo Rent-A-Car, Inc. and Affiliate (Alamo), (ii) DKBERT, Assoc., (DKBERT), (iii) Guy Salmon USA, Ltd. and Subsidiaries (GUSA Ltd.), and (iv) Alamo Rent-A-Car (Belgium), Inc. (Alamo Belgium), Alamo Rent-A-Car (Canada), Inc. (Alamo Canada), Green Corn, Inc. (Green Corn), Guy Salmon (USA), Inc. (GUSA Inc.), Territory Blue, Inc. (Territory Blue), and Tower Advertising Group, Inc. (Tower) (collectively, the Alamo Affiliated Companies). The combined and combining financial statements of each of the above entities (collectively referred to as the "Companies") include the accounts of the Companies and their respective majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in combination. The following is a description of the financial statements included in the accompanying combined and combining financial statements:

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

               (ii) The financial statements of DKBERT, a Florida partnership, which owns and leases real property. DKBERT is economically dependent on Alamo for rental income sufficient to service its indebtedness.

               (iii) The consolidated financial statements of GUSA Ltd., a
                    Florida limited partnership and the holding company for certain European car rental affiliates of Alamo. The subsidiaries of GUSA Ltd. are (i) Alamo Rent-A-Car (UK) Limited, which conducts operations in the United Kingdom;
                    (ii) Alamo Rent-A-Car, AG, Zurich which conducts Swiss operations; (iii) Alamo Autovermietung GmbH, which conducts German operations; and (iv) Alamo Rent-A-Car (Vienna) GmbH, organized April 1995 and closed April 1996. All significant intercompany balances and transactions have been eliminated in consolidation. GUSA Ltd. and its subsidiaries are economically dependent on Alamo for administrative support and working capital required to supplement its cash flow needs and to provide interim funding for capital expenditures.

               (iv) The combined financial statements of the Alamo Affiliated
                    Companies, as follows: (i) Alamo Belgium which conducts car rental operations in Belgium; (ii) Alamo Canada which conducts car rental operations in Canada; (iii) Green Corn, an entity with limited assets; (iv) GUSA Inc., which owns 79% of Alamo Rent-

                    A-Car B.V. which conducts car rental operations in The Netherlands and also owns a minority interest in GUSA Ltd.;
                    (v) Territory Blue, a management company which contracts with certain employees of Alamo and offers management services to certain other entities; and (vi) Tower, which provides advertising services to Alamo. The combined financial statements include the accounts of the Alamo Affiliated Companies and their majority-owned subsidiaries. Minority interest represents GUSA Ltd.'s 21% ownership in Alamo Rent-A-Car B.V. All significant intercompany accounts and transactions are eliminated in combination. The Alamo Affiliated Companies are economically dependent on Alamo for administrative support and working capital required to supplement their cash flow needs and to provide interim funding for capital expenditures.

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

         (b)    Reclassifications

                Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

(2)      Revenue Earning Vehicles

         Revenue earning vehicles consist of the following (in thousands):

                                                                               June 30, 1996
                                                    ----------------------------------------------------------------
                                                                                          Alamo
                                                                         GUSA          Affiliated
                                                        Alamo            Ltd.           Companies         Combined
                                                        -----            ----           ---------         --------
         Revenue earning vehicles                     $2,290,033         $205,923        $15,468          $2,511,424

         Less accumulated depreciation                  (233,253)         (17,131)          (792)           (251,176)
                                                      ----------         --------        -------          ----------

                                                      $2,056,780         $188,792        $14,676          $2,260,248
                                                      ==========         ========        =======          ==========

                                                                             December 31, 1995
                                                    ----------------------------------------------------------------
                                                                                          Alamo
                                                                         GUSA          Affiliated
                                                        Alamo            Ltd.           Companies         Combined
                                                        -----            ----           ---------         --------
         Revenue earning vehicles                     $1,539,814         $156,113        $ 6,018           $1,701,945

         Less accumulated depreciation                  (212,242)         (10,572)          (722)            (223,536)
                                                      ----------         --------        -------          ----------

                                                      $1,327,572         $145,541        $ 5,296          $ 1,478,409
                                                      ==========         ========        =======          ==========

(3)      Notes Payable and Lines of Credit Secured By Revenue Earning Vehicles

         Notes payable and lines of credit secured by revenue earning vehicles consist of the following (in thousands):

                                                                                          June 30,     December 31,
               Alamo                                                                        1996           1995
               -----                                                                        ----           ----
               Amounts  under  $750  million   revolving  credit  agreement  and
                  predecessor agreements with termination date of June 30, 1999;
                  secured by eligible vehicle collateral and vehicle receivable balances; interest at formulas based on prime, Federal funds
                  or LIBOR at Alamo's discretion                                         $  494,441       $   19,393

               Amounts under $580 million loan agreement with termination date of June 10, 1997; secured by eligible vehicle collateral and vehicle receivable balances; interest based on market dictated
                  commercial paper rates                                                    578,483          579,001

               Senior secured notes payable with interest at fixed rates ranging from 5.58% to 7.08% with various maturity dates and amounts as follows: December 15, 1996 - $133 million; December 15, 1997 -
                  $25 million; December 15, 1998 - $113 million; December 15,
                  2000 - $94 million; and, December 15, 2003 - $80.5 million;
                  secured by eligible vehicle collateral and vehicle receivable
                  balances                                                                  445,500          445,500

               Amounts under $250 million loan agreement with termination date of October 2, 1996; secured by eligible vehicle collateral and vehicle receivable balances; interest based on market dictated
                  commercial paper rates                                                    246,955          236,357

               Amounts under $175 million revolving credit agreement with termination date of June 5, 1997; secured by eligible vehicle collateral and vehicle receivable balances; interest at
                  formulas based on prime or LIBOR at Alamo's discretion                    113,000             -

               Amounts to be financed  after period end under various  revolving
                  credit agreements                                                         137,067           66,400
                                                                                          ---------        ---------

                              Alamo subtotal                                              2,015,446        1,346,651
                                                                                          ---------        ---------

                                                                                          June 30,     December 31,
                                                                                            1996          1995
             GUSA Ltd.                                                                    --------     ------------
             ---------
               Amounts under various uncommitted revolving lease facilities with financing institutions in Great Britain; secured by eligible vehicle collateral; interest based on an as quoted
                  basis dictated by market competition                                    $ 156,575      $ 157,088

               Amounts under deutsche mark (DM) 27,500 credit agreement;
                  secured by eligible vehicle collateral and vehicle receivable balances; interest based on LIBOR; termination date, February
                  1997                                                                       14,669             -

               Amounts under DM 23,000 revolving credit agreement with various maturity dates; secured by eligible vehicle collateral and
                  certain real property; interest ranging from 3.8% - 9.0%                   15,880         11,368

               Amounts under DM term loan and predecessor agreements; secured by eligible vehicle collateral and vehicle receivable balances;
                  interest based on FIBOR plus 125 basis points or ICM rate plus
                  150 basis points
                                                                                               -            14,139

               Other,  including  amounts to be financed after period end, under
                  various revolving lease facilities                                         10,978         11,341
                                                                                         ----------     ----------

                              GUSA Ltd. subtotal                                           198,102        193,936
                                                                                         ----------     ----------
               Alamo Affiliated Companies
               --------------------------
               Amounts under Belgium franc (BEF) 155,520 credit facility;
                  secured by eligible vehicle collateral; interest at Brussels
                  Interbank offered rate plus 110 basis points; termination
                  date, June 1997; guaranteed by Alamo
                                                                                              2,877         1,946

               Amounts under Canadian dollar C$20,000 credit agreement;
                  secured by eligible vehicle collateral; interest at Agent's
                  Bankers Acceptances plus 62.5 basis points; termination date,
                  June 1998; guaranteed by Alamo
                                                                                              6,879          3,539

               Other,  including  amounts to be financed after period end, under
                    various revolving credit agreements                                       4,975             50
                                                                                         ----------     ----------

                              Alamo Affiliated Companies subtotal                            14,731          5,535
                                                                                         ----------     ----------

                              Combined                                                   $2,228,279     $1,546,122
                                                                                         ==========     ==========

(4)      Other Debt

         Other debt consists of the following (in thousands):

                                                                                          June 30,     December 31,
               Alamo                                                                        1996           1995
               -----                                                                        ----           ----
               11 3/4% Senior Notes due 2006, interest payable  semi-annually on
                    January  31 and July 31 of each  year,  commencing  July 31,
                    1996; unsecured                                                       $ 90,000       $   -

               Note payable to bank with interest at a formula based on LIBOR or prime paid quarterly; secured by a building; principal
                    payable in quarterly installments beginning March 1996 and based on the balance outstanding at that date, due December
                    2003                                                                     8,100          8,700
                                                                                         ---------      ---------

                              Alamo subtotal                                                98,100          8,700
                                                                                          --------      ---------
               DKBERT
               ------
               Mortgages payable to GMAC and predecessor agreements with
                    interest at 9.193%; payable in monthly installments, due
                    July 2005; secured by real property; guaranteed by Alamo               108,843        107,840

               11 3/4% Senior Notes due 2006, interest payable semi-annually on January 31 and July 31 of each year, commencing July 31,
                    1996; unsecured                                                         10,000           -

               Mortgages payable to bank with interest at 0.75% over prime;
                    variable principal payments due December 2000; secured by
                    real property; guaranteed by Alamo                                         825            934

               Other mortgages payable                                                        -               354
                                                                                           -------        -------
                              DKBERT subtotal                                              119,668        109,128
                                                                                           -------        -------

                                                                                          June 30,      December 31,
                                                                                            1996            1995
                                                                                            ----            ----
               GUSA LTD.
               --------
               Term loan agreement with bank, interest at LIBOR plus 125 basis points, payable monthly; principal payable in quarterly
                    installments of $331, due January 1999; secured by
                    non-vehicle equipment, trade receivables and leasehold
                    improvements                                                           $  3,625         $  4,285

               Amounts under Great Britain pound (GBP) 10,000 revolving
                    credit commitment to expire December 21, 1996; interest
                    based on Sterling LIBOR plus 125 basis points or base rate plus 125 basis points; secured by non-vehicle equipment and
                    leaseholds                                                               15,256           11,431

               Note payable to minority shareholder of combined affiliate,  paid
                    April 1996                                                                 -               3,722
                                                                                           --------         --------

                              GUSA Ltd. subtotal                                             18,881           19,438
                                                                                           --------         --------

                              Combined                                                     $236,649         $137,266
                                                                                           ========         ========

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

(5)      Condensed Financial Information of Alamo Affiliated Companies

         The following table summarizes condensed financial statements of the Alamo Affiliated Companies (in thousands):

         Balance Sheets:

                                                                         As of June 30, 1996
                                                --------------------------------------------------------------------
                                                 Alamo     Alamo      Green      GUSA   Territory
                                                Belgium   Canada       Corn      Inc.     Blue     Tower   Combined
                                                -------   ------       ----      ----     ----     -----   --------
          Assets:
               Cash and cash equivalents         $   470   $   215  $     40    $   279 $    -    $     63   $ 1,067
               Receivables, net                      688     1,431        82      1,658    3,835     2,319    10,013
               Revenue earning vehicles, net       2,833     9,492       -        2,351      -         -      14,676
               Property and  equipment, net           38     1,054       -          102      -          83     1,277
               Other assets                          373       435       -          480      110        16     1,414
                                                  ------    ------   -------     ------   ------  ----- --   -------
                                                  $4,402   $12,627   $   122     $4,870   $3,945  $  2,481   $28,447
                                                  ======   =======   =======     ======   ======  ========   =======


          Liabilities and Equity:
               Notes payable and lines of credit
                 secured by revenue earning
                 vehicles                        $ 2,877   $10,400   $   -      $ 1,454  $   -     $   -    $ 14,731
               Due to affiliates                   1,218     3,079       -        5,314    3,128     1,784    14,523
               Accounts payable                      322       719       -          764      281       758     2,844
               Accrued expenses and customer
                  deposits                            96       292       159         60      -           2       609
                                                 -------  --------   -------    -------  -------  --------  --------

                                                   4,513    14,490       159      7,592    3,409     2,544    32,707
                                                 -------  --------   -------    -------  -------  --------  --------

               Minority interest                     -         -         -          155      -         -         155
               Equity (deficit)                     (111)   (1,863)      (37)    (2,877)     536      (63)    (4,415)
                                                 -------  --------   -------    -------  -------  --------  --------

                                                 $ 4,402  $ 12,627   $   122    $ 4,870  $ 3,945   $ 2,481  $ 28,447
                                                 =======  ========   =======    =======  =======   =======  ========

                                                                       As of December 31, 1995
                                                --------------------------------------------------------------------
                                                 Alamo     Alamo      Green     GUSA   Territory
                                                Belgium   Canada      Corn      Inc.      Blue     Tower   Combined
                                                -------   ------      ----      ----      ----     -----   --------
          Assets:
               Cash and cash equivalents          $  597   $  283      $451      $  289    $ -     $  (17)   $ 1,603
               Receivables, net                      874      118       381         783      -      1,053      3,209
               Revenue earning vehicles, net       2,044    3,211        -           41      -        -        5,296
               Property and equipment, net            37    1,018        -          113      -         37      1,205
               Other assets                          131      206        -          611      -        -          948
                                                  ------   -------     ----      ------    ----    ------    -------

                                                  $3,683   $4,836      $832      $1,837    $ -     $1,073    $12,261
                                                  ======   ======      ====      ======    ====    ======    =======

          Liabilities and Equity:
               Notes payable and lines of credit
                 secured by revenue earning
                 vehicles                         $1,946   $3,589      $ -       $ -       $ -     $  -      $ 5,535
               Due to affiliates                   1,187    1,887        -        3,319      -        600      6,993
               Accounts payable                      420      214        -          598      -        971      2,203
               Accrued expenses and customer
                  deposits                           166      107       287         105      -        -          665
                                                  ------   -------     ----      ------    ----    ------    -------

                                                   3,719    5,797       287       4,022      -      1,571     15,396
                                                  ------   -------     ----      ------    ----    ------    -------

               Minority interest                     -        -          -          156      -        -          156
               Equity (deficit)                      (36)    (961)      545      (2,341)     -       (498)    (3,291)
                                                  ------   -------     ----      ------    ----    ------    -------

                                                  $3,683   $4,836      $832      $1,837    $ -     $1,073    $12,261
                                                  ======   ======      ====      ======    ====    ======    =======


         Statements of Operations:

                                                                  Three months ended June 30, 1996
                                                ----------------------------------------------------------------------
                                                 Alamo     Alamo      Green      GUSA   Territory
                                                Belgium   Canada       Corn      Inc.     Blue     Tower   Combined
                                                -------   ------       ----      ----     ----     -----   --------
          Revenue:
               Vehicle rentals                    $  463  $   974    $   -      $ 1,059  $  -      $  -     $  2,496
               Revenue from affiliates                22      244         1         153   4,313     3,107      7,840
               Interest and other revenue            -        -           4         -       -         (53)       (49)
                                                  ------   ------      ----      ------    ----    ------    -------
                                                     485    1,218         5       1,212   4,313     3,054     10,287
                                                  ------   ------      ----      ------    ----    ------    -------

          Costs and expenses:
               Vehicle depreciation                  102      319        -           51     -         -          472
               Vehicle interest                       11       75        -          -       -         -           86
               Vehicle leases                          6      -          -          338     -         -          344
               Selling, general and
                  administrative and other
                  interest                           364    1,168        16       1,093   3,611     2,815      9,067
                                                  ------   ------      ----      ------    ----    ------    -------
                                                     483    1,562        16       1,482   3,611     2,815      9,969
                                                  ------   ------      ----      ------    ----    ------    -------

          Net income (loss)                       $    2   $ (344)     $(11)     $ (270)   $702    $  239    $   318
                                                  ======   ======      ====      ======    ====    ======    =======

                                                                  Three months ended June 30, 1995
                                                ----------------------------------------------------------------------
                                                 Alamo     Alamo      Green     GUSA    Territory
                                                Belgium    Canada     Corn      Inc.      Blue     Tower    Combined
                                                -------    ------     ----      ----      ----     -----    --------
          Revenue:
               Vehicle rentals                   $   502  $   190    $   -     $   991    $  -    $  -      $  1,683
               Revenue from affiliates               -        -          31        171       -        262        464
               Interest and other revenue             36      -         (12)       184       -         33        241
                                                    ----      ---        --     ------       --      ----     ------
                                                     538      190        19      1,346       -        295      2,388
                                                     ---      ---        --      -----       --       ---      -----


          Costs and expenses:
               Vehicle depreciation                   80       78        -          45       -        -          203
               Vehicle interest                      (13)      24        -         -         -        -           11
               Vehicle leases                        -        -          -         326       -        -          326
               Selling, general and
                  administrative and other
                  interest                           427      460        17        945       -         35      1,884
                                                     ---      ---        --     ------       --      ----      -----
                                                     494      562        17      1,316       -         35      2,424
                                                     ---      ---        --      -----       --      ----      -----

          Net income (loss)                     $     44  $  (372)  $     2   $     30    $  -     $  260  $     (36)
                                                   =====      ===       ===    =======       ==       ===     ======

                                                                  Six months ended June 30, 1996
                                              -----------------------------------------------------------------------
                                                Alamo     Alamo      Green     GUSA    Territory
                                               Belgium    Canada      Corn      Inc.       Blue      Tower   Combined
                                               -------    ------      ----      ----       ----      -----   --------
          Revenue:
               Vehicle rentals                 $   822   $ 1,582    $  -      $ 1,738   $   -      $   -     $  4,142
               Revenue from affiliates              86       558      (150)       519     8,064      5,388     14,465
               Interest and other revenue          -         -           4        -         -           21         25
                                                   ---      ----     -----       ----      ----    -------    -------
                                                   908     2,140      (146)     2,257     8,064      5,409     18,632
                                                   ---     -----       ---      -----     -----      -----     ------

          Costs and expenses:
               Vehicle depreciation                163       577       -           82       -          -          822
               Vehicle interest                     28       129       -          -         -          -          157
               Vehicle leases                        6         3       -          529       -          -          538
               Selling, general and
                  administrative and other
                  interest                         790     2,346        28      2,307     7,529      4,860     17,860
                                                   ---     -----      ----      -----     -----      -----     ------
                                                   987     3,055        28      2,918     7,529      4,860     19,377
                                                   ---     -----      ----      -----     -----      -----     ------

          Net income (loss)                    $   (79)  $  (915)   $ (174)  $   (661)  $   535    $   549   $   (745)
                                                  ====    =======     ====     ======    ======     ======   ========

                                                                   Six months ended June 30, 1995
                                                ----------------------------------------------------------------------
                                                 Alamo      Alamo      Green      GUSA   Territory
                                                Belgium   Canada       Corn      Inc.     Blue     Tower   Combined
                                                --------   ------       ----      ----     ----     -----   --------
          Revenue:
               Vehicle rentals                   $   753  $   190    $   -      $ 1,430  $   -     $  -     $  2,373
               Revenue from affiliates               -        -          31         171      -        466        668
               Interest and other revenue             36      -          14         364      -         33        447
                                                    ----      ---        --      ------      --      ----     ------
                                                     789      190        45       1,965      -        499      3,488
                                                     ---      ---        --       -----      --       ---      -----

          Costs and expenses:
               Vehicle depreciation                  140       78        -           45      -        -          263
               Vehicle interest                      -         24        -          -        -        -           24
               Vehicle leases                        -        -          -          509      -        -          509
               Selling, general and
                  administrative and other
                  interest                           681      460        47       1,696      -         70      2,954
                                                     ---      ---        --       -----      --      ----      -----
                                                     821      562        47       2,250      -         70      3,750
                                                     ---      ---        --       -----      --      ----      -----

          Net income (loss)                     $    (32) $  (372)   $   (2)    $  (285) $   -     $  429  $    (262)
                                                     ===      ===        ==      ======      ==       ===     ======


         Statements of Cash Flows:
                                                                   Six months ended June 30, 1996
                                                ----------------------------------------------------------------------
                                                 Alamo     Alamo      Green     GUSA    Territory
                                                Belgium    Canada     Corn      Inc.      Blue     Tower    Combined
                                                -------    ------     ----      ----      ----     -----    --------
          Cash flows from operating activities   $  (339)  $  (969)  $   (4)   $(1,028)  $(3,128)  $  264   $ (5,204)
                                                  ------    ------     ----      -----     -----      ---     ------

          Cash flows from investing activities:
               Cash received from sale of
                  revenue earning vehicles         2,162    2,701       -           46       -        -        4,909
               Cash paid to suppliers of
                  revenue earning vehicles        (2,984)  (9,755)      -       (2,516)      -        -      (15,255)
               Capital expenditures                  (10)    (111)      -          (11)      -        (70)      (202)
                                                 -------   ------       ---     ------     -----      ---   --------
                     Net cash used
                         in investing activities    (832)  (7,165)      -       (2,481)      -        (70)   (10,548)
                                                  ------    -----       ---      -----     -----      ---     ------


          Cash flows from financing activities:
               Proceeds  from  revenue  earning
                  vehicle financing                2,348    9,835       -        1,496       -        -       13,679
               Principal  payments  on  revenue
                  earning vehicle financing       (1,277)  (2,983)      -          -         -        -       (4,260)
               Collections from affiliate            -      1,219       -        2,021     3,128      -        6,368
               Dividends and distributions           -        -        (407)       -         -       (114)      (521)
                                                   -----    -----       ---      -----     -----      ---   --------
                     Net cash provided by
                         (used in) financing
                         activities                1,071    8,071      (407)     3,517     3,128     (114)    15,266
                                                   -----    -----       ---      -----     -----      ---     ------

          Effect of exchange rate changes on
               cash                                  (27)      (5)      -          (18)      -        -          (50)
                                                  ------  --------      ---     -------    -----      ---   --------

          Net increase (decrease) in cash and
               cash equivalents                     (127)     (68)     (411)       (10)      -         80       (536)

          Cash and cash equivalents at
               beginning of period                   597      283       451        289       -        (17)     1,603
                                                  ------   ------       ---     ------     -----      ---    -------

          Cash and cash equivalents at end of
               period                            $   470  $   215   $    40    $   279    $  -    $    63   $  1,067
                                                  ======   ======      ====     ======     =====     ====    =======

                                                                    Six months ended June 30, 1995
                                                -----------------------------------------------------------------------
                                                 Alamo     Alamo      Green     GUSA    Territory
                                                Belgium    Canada     Corn      Inc.      Blue      Tower    Combined
                                                -------    ------     ----      ----      ----      -----    --------

          Cash flows from operating activities  $  (298)  $  (131)  $     5    $  265     $  -     $  (183)  $  (342)
                                                 ------    ------     -----       ---      ----      -----    ------

          Cash flows from investing activities:
               Cash received from sale of
                  revenue earning vehicles        1,479       -         -          44        -         -       1,523
               Cash paid to suppliers of
                  revenue earning vehicles       (3,046)   (3,432)      -        (114)       -         -      (6,592)
               Capital expenditures                  (7)     (181)      -         (12)       -         -        (200)
                                                -------    ------      ----       ---       ----      ----    ------

                     Net cash used
                         in investing activities (1,574)   (3,613)      -         (82)       -         -      (5,269)
                                                  -----     -----      ----       ---       ----      ----     -----

          Cash flows from financing activities:
               Proceeds from revenue earning
                  vehicle financing               3,420     3,572       -         -          -         -       6,992
               Principal payments on revenue
                  earning vehicle financing      (1,588)      (26)      -         -          -         -      (1,614)
               Payments on other debt               -         -         -          (4)       -         -          (4)
               Collections from affiliate           -         -         -          36        -         -          36
               Dividends and distributions          -         -         -         -          -      (1,230)   (1,230)
               Contributions                        -         198       -          10        -         -         208
                                                   ----    ------      ----      ----       ----      ----    ------

                     Net cash provided by
                        (used in) financing        1,832     3,744       -          42        -      (1,230)    4,388
                         activities               -----     -----      ----      ----       ----     -----     -----

          Effect of exchange rate changes on
               cash                                    5      -         -          16        -         -          21
                                                --------    -----      ----      ----       ----     -----   -------

          Net increase (decrease) in cash and
               cash equivalents                     (35)      -           5       241        -      (1,413)   (1,202)

          Cash and cash equivalents at
               beginning of period                   50       -         429        87        -       1,668     2,234
                                                -------      ----       ---      ----       ----     -----     -----

          Cash and cash equivalents at end of
               period                           $    15   $   -      $  434    $  328    $   -     $   255    $1,032
                                                 ======      ====       ===       ===       ====    ======     =====

         (6)      Supplemental Financial Data (in thousands)

         Balance Sheet:

                                                                            European
                                                                            Operating                             Combined
         June 30, 1996                                 Issuers (1)       Subsidiaries(2)      Eliminations         Issuers
         -------------                                 -----------       ---------------      ------------         -------
         Assets                                        $2,583,550            $275,379            $(48,944)         $2,809,985
                                                       ==========            ========            ========          ==========

         Liabilities                                   $2,533,229            $295,281            $(58,758)         $2,769,752

         Minority interest                                   -                   (260)               -                   (260)

         Equity                                            50,321             (19,642)              9,814              40,493
                                                       ----------            --------            --------          ----------

                                                       $2,583,550            $275,379            $(48,944)         $2,809,985
                                                       ==========            ========            ========          ==========

                                                                            European
                                                                            Operating                             Combined
         December 31, 1995                              Issuers (1)      Subsidiaries(2)      Eliminations         Issuers
         -----------------                              -----------      ---------------      ------------         -------

         Assets                                         $1,805,783           $250,334            $(55,372)         $2,000,745
                                                        ==========           ========            ========          ==========

         Liabilities                                    $1,732,611           $264,096            $(61,927)         $1,934,780
         Equity                                             73,172            (13,762)              6,555              65,965
                                                        ----------           --------            --------          ----------

                                                        $1,805,783           $250,334            $(55,372)         $2,000,745
                                                        ==========           ========            ========          ==========

         Income Statement and Cash Flows:

                                                                            European
                                                                            Operating                             Combined
         Six months ended June 30, 1996                 Issuers (1)      Subsidiaries(2)      Eliminations        Issuers
         ------------------------------                 -----------      ---------------      ------------        -------

         Revenue                                        $  641,261           $ 68,204            $ (4,834)         $  704,631

         Net income (loss)                                 (14,624)            (6,179)              6,496             (14,307)

         Cash flows from operating activities              203,005             (4,416)              6,517             205,106

                                                                            European
                                                                            Operating                             Combined
         Six months ended June 30, 1995                 Issuers (1)      Subsidiaries(2)      Eliminations        Issuers
         ------------------------------                 -----------      ---------------      ------------        -------

         Revenue                                        $  582,442           $ 63,778            $ (3,237)         $  642,983

         Net income (loss)                                 (41,861)            (3,375)              1,852             (43,384)

         Cash flows from operating activities              139,133             16,924              (6,672)            149,385


         (1) Represents the entities which are the issuers of the Senior Notes - referred to in note 4.

         (2) Represents the European operating subsidiaries of certain of the issuers.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Combined Results of Operations

Revenue. Total revenue for the three months ended June 30, 1996 increased 11% to $379 million from $341 million in the same quarter of 1995. On a year to date basis, total revenue increased $62 million, or 10%, to $705 million versus $643 million for the same period in 1995. Over 90% of the revenue increase in both the second quarter and year to date comparisons was generated by the Companies' United States rental operations. Rental volume and average daily rental rates improved over the comparable 1995 periods, driven by increases in air passenger deplanements in the traditional tourist destinations of Florida, Hawaii and California.

Costs and Expenses. Total costs and expenses for the three months ended June 30, 1996 increased 7% to $380 million from the $355 million incurred in the second quarter of 1995. As a percentage of total revenues, total costs and expenses decreased to 101% from 104% in the prior year. Six month results followed a similar pattern, with 1996 total costs and expenses up $33 million, or 5%, over 1995 but down as a percentage of revenues from 107% to 102%.

Vehicle related costs and expenses (depreciation, leasing and interest) were each individually impacted by a decision to operate a greater percentage of owned versus leased vehicles in 1996. In the aggregate, these expenses declined $5 million for the second quarter or 4% from 1995 levels; for the six month period, these expenses decreased $13 million or 5% from the prior year. As a percentage of revenues, this category decreased from 43% in 1995 to 37% in 1996 for both periods. These improvements were due to various elements of the Companies' cost reduction plan, including a less expensive fleet mix, improved worldwide utilization, and slightly lower interest rates.

Selling, general and administrative costs increased $26 million, or 13%, for the second quarter and $39 million, or 10%, for the six months over the comparable periods in 1995. These increases were due primarily to revenue and/or volume related expenses such as commissions, airport fees and auto maintenance; as a percentage of revenues this category remained static at 61% for the quarter and 63% year to date for both 1996 and 1995.

Other interest increased by $4.7 million and $6.3 million for the three and six month periods, respectively, due primarily to the Senior Notes issued during the first quarter of 1996.

The minority interest in the net loss of the Companies' German operation, shown as a credit to total costs and expenses, declined from $398,000 in 1995 to $194,000 in 1996 for the second quarter and from $1,161,000 in 1995 to $653,000 in 1996 for the six months. This reduction came as a result of the finalization of the German acquisition, whereby the former owner's share in the acquired entity was reduced from 25%, as reported in 1995, to 16% in 1996. Under the Minority Interest Shareholder Agreement, loss contributions in 1996 have been capped at approximately DM 960,000 ($630,000).

Net Loss. As a result of the factors discussed above, the Company had a net loss of $2 million in the second quarter of 1996, a $12 million improvement over the $14 million loss incurred in 1995. For the six month period, the 1996 loss was $14 million, a $29 million improvement over the same period of 1995.

Capital Resources and Liquidity

Net cash provided by operating activities for the six months ended June 30, 1996 increased $55.7 million, or 37.3%, to $205.1 million from $149.4 million in the comparable period of 1995. The excess of cash received from rentals over cash paid to vendors was the primary factor in the overall increase consistent with the net earnings improvement noted above.

Net cash used in investing activities increased to $971.2 million in the first six months of 1996, up $605.4 million from the $365.8 million used in the same period of 1995. The increase was due primarily to fewer sales of revenue earning vehicles during the first half of 1996 as the Companies decreased their seasonal outfleeting activity to match anticipated demand. Additionally, the Companies had a higher percentage of owned versus leased vehicles in 1996 versus 1995.

Net cash provided by financing activities for the first six months of 1996 increased $561.4 million to $772.9 million as compared to the first half of the prior year due primarily to borrowings associated with the infleeting of vehicles in advance of the traditional summer tourist season. In addition, principal payments on debt secured by revenue earning vehicles decreased from the first six months of 1995 as a result of the reduced sales of vehicles as mentioned above, partially offset by the temporary pay down of vehicle debt from proceeds of the issuance of the Senior Notes.

The Companies use interest rate swaps in the management of their interest rate risk. At June 30, 1996, the Companies had approximately $1,810.6 million of floating rate indebtedness, of which $175 million had interest rate protection agreements maturing in 1997. A substantial increase in interest rates could materially adversely affect the Companies' ability to service their debt obligations.

The aggregate amount of the Companies' indebtedness fluctuates as a result of the seasonal aspects of its business, with levels of indebtedness generally higher during the second and third quarters and lower in the first and fourth. In June 1996, Alamo's $90 million term loan and $75 million revolving credit facility were combined into a new $175 million revolving credit agreement.
At June 30, 1996, the Companies had $2,464.9 million in total indebtedness, of which $2,228.3 million represented secured indebtedness for the purchase of vehicles, versus $1,683.4 million and $1,546.1 million, respectively, at December 31, 1995.

The Companies had $355.5 million of capacity available under their vehicle financing facilities at June 30, 1996. The Companies believe that their cash on hand, cash provided by operations, and available borrowings under their revolving credit facilities will adequately provide for their working capital, debt service and capital expenditure requirements for at least the next twelve months.

Seasonality

      The industry in which the Companies operate, particularly the leisure travel segment, is highly seasonal. The Companies' third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season the Companies increase their fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the Companies' annual performance. The Companies' first quarter is generally its weakest, when there is limited leisure family travel and a greater potential for adverse weather conditions. Many of the Companies' operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

Forward-Looking Statements

      This report contains forward-looking statments within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Companies' expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companies' control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, changes in manufacturers' repurchase programs, the Companies' leverage and restrictive covenants, competitive pressures in the rental industry, dependence on the air travel industry, seasonality, regulation and risks relating to the European operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire.

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

Item 6.        Exhibits and Reports on Form 8-K


               (a)  Exhibits

               Number     Exhibit

               4.1 Second Amendment to Loan Agreement between Alamo and AFL (with attached Consent of Majority Banks).

               4.2        Amendment to Liquidity Loan
                          Agreement among AFL, the General
                          Partner and the Liquidity Agent
                          (with attached Consent of each
                          Liquidity Lender).

               4.3 Consent of Liquidity Lenders to Extension of Scheduled Liquidity Commitment Termination Date.

               10.1 Consulting Agreement by and between Alamo Rent-A-Car, Inc. and Philip S. Shailer ("Consultant").

               10.2* Agreement between Alamo Rent A Car, Inc., ALASYS, Ltd., MOI operations, Inc.
                          and Edward J. Morse.

               27.1.      Financial Data Schedule

               * Portions of this document have been omitted pursuant to an application for confidential treatment pursant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

               (b)  Reports on Form 8-K

               Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ALAMO RENT-A-CAR, INC.

Dated:  August 13, 1996                   By:  /s/ D. Keith Cobb
                                               ---------------------
                                               D. Keith Cobb
                                               Chief Executive Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALAMO RENT-A-CAR (BELGIUM), INC.


Dated:  August 13, 1996                  By:  /s/ Frank A. Armstrong
                                              -------------------------
                                             Frank A. Armstrong
                                             President


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -------------------------
                                              D. Keith Cobb
                                             (Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALAMO RENT-A-CAR (CANADA), INC.


Dated:  August 13, 1996                  By:  /s/ W. Macdonald Clark
                                              ---------------------------
                                              W. Macdonald Clark
                                              President


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              ----------------------------
                                              D. Keith Cobb
                                              Vice Chairman of the Board
                                              (Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DKBERT ASSOC.


Dated:  August 13, 1996                  By:  /s/ Michael S. Egan
                                              -------------------
                                              Michael S. Egan,
                                              a general Partner


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -----------------
                                              D. Keith Cobb
                                             (Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GREEN CORN, INC.


Dated:  August 13, 1996                  By:  /s/ Michael S. Egan
                                              -------------------
                                             Michael S. Egan,
                                             Chairman of the Board
                                             and President


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -----------------
                                              D. Keith Cobb
                                              (Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GUY SALMON USA, INC.


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -----------------
                                             D. Keith Cobb
                                             President
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GUY SALMON USA, LTD.

                                         By:  GUY SALMON USA, INC.


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -----------------
                                              D. Keith Cobb
                                              President
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TERRITORY BLUE, INC.


Dated:  August 13, 1996                  By:  /s/ D. Keith Cobb
                                              -----------------
                                             D. Keith Cobb
                                             Chief Executive Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TOWER ADVERTISING GROUP, INC.


Dated:  August 13, 1996                   By:  /s/ Roger H. Ballou
                                               -------------------
                                               Roger H. Ballou
                                               President
                                               (Duly Authorized Officer)


Dated:  August 13, 1996                   By:  /s/ D. Keith Cobb
                                               -----------------
                                               D. Keith Cobb
                                              (Principal Financial Officer)

                                  Exhibit Index


   Exhibit
    Number     Exhibit

4.1 Second Amendment to Loan Agreement between Alamo and AFL (with attached Consent of Majority Banks).

4.2 Amendment to Liquidity Loan Agreement among AFL, the General Partner and the Liquidity Agent (with attached Consent of each Liquidity Lender).

4.3 Consent of Liquidity Lenders to Extension of Scheduled Liquidity Commitment Termination Date.

10.1 Consulting Agreement by and between Alamo Rent-A-Car, Inc. and Philip S. Shailer ("Consultant").

10.2* Agreement between Alamo Rent A Car, Inc., ALASYS, Ltd., MOI Operations, Inc. and Edward J. Morse.

27.1.          Financial Data Schedule

* Portions of this document have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.