Form 10-Q
period 1996-09-30
ALAMO RENT A CAR INC; ALAMO RENT A CAR BELGIUM INC; ALAMO RENT A CAR CANADA INC; DKBERT ASSOC; GREEN CORN INC; GUY SALMON USA INC; TERRITORY BLUE INC; TOWER ADVERTISING GROUP INC; GUY SALMON USA LTD
filed 1996-11-12
CIK 1004941, 1005485, 1005486, 1005487, 1005488, 1005489, 1005490, 1005491, 1005492

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 33-80271

                             ALAMO RENT-A-CAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                59-1465528
   ----------------------------------------         ------------------
       (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)               identification no.)

       110 Tower, 110 S.E. 6th Street
          Fort Lauderdale, Florida                        33301
   ----------------------------------------         ------------------
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

                 Yes   X           No
                      ---              ---

As of November 1, 1996, each corporate registrant had outstanding 980 shares of common stock, par value $1.00 per share, except for Green Corn, Inc. which had
326.67 shares of common stock, par value $0.10 per share.

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

                             ALAMO RENT-A-CAR, INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                            Ended September 30, 1996

PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.   Financial Statements

          Combined Condensed Financial Statements:

            Balance Sheets - September 30, 1996 and December 31, 1995        1
            Statements of Operations - Three and Nine Months Ended
              September 30, 1996 and 1995                                    2
            Statements of Cash Flows - Nine Months ended September 30,
              1996 and 1995                                                  3

          Combining Condensed Financial Statements:

            Balance Sheets - September 30, 1996 and December 31, 1995        4
            Statements of Operations - Three Months ended September
              30, 1996 and 1995                                              6
            Statements of Operations - Nine Months ended September 30,
              1996 and 1995                                                  8
            Statements of Cash Flows - Nine Months Ended September 30,
              1996 and 1995                                                 10

          Notes to Combined and Combining Condensed Financial
            Statements                                                      12

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             26

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 29

Item 2.   Changes in Securities                                             29

Item 3.   Defaults upon Senior Securities                                   29

Item 4.   Submission of Matters to a Vote of Security Holders               29

Item 5.   Other Information                                                 29

Item 6.   Exhibits and Reports on Form 8-K                                  29

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                        Combined Condensed Balance Sheets
                                 (In thousands)

                                                 September 30,      December 31,
             Assets                                  1996              1995
                                                     ----              ----
                                                  (Unaudited)        (Audited)

Cash and cash equivalents                        $    35,289        $   11,953
Investments                                           59,160            62,626
Receivables:
     Trade, less allowance for doubtful
       accounts of $3,897 and $5,214 in
       1996 and 1995, respectively                   100,666            67,418
     Vehicle                                         141,605            94,408
     Notes, mortgages and other due
       from affiliates                                 5,468             2,409
     Other                                            12,631             7,775
                                                 -----------        ----------
                                                     260,370           172,010
                                                 -----------        ----------
Revenue earning vehicles, net                      2,201,583         1,478,409
Property and equipment, net                          215,800           213,985
Other assets                                         103,007            61,762
                                                 -----------        ----------
                                                 $ 2,875,209        $2,000,745
                                                 ===========        ==========
       Liabilities and Equity
Notes payable and lines of credit
  secured by revenue earning vehicles            $ 2,254,703        $1,546,122
Estimated auto liability claims                      125,761           112,448
Accounts payable to affiliates                         3,892             1,677
Accounts payable                                     136,793           116,374
Other debt                                           233,606           137,266
Accrued expenses                                      50,552            11,050
Customer deposits                                      9,462             9,843
                                                 -----------        ----------
           Total liabilities                       2,814,769         1,934,780
                                                 -----------        ----------
Minority interest (deficiency in assets)                (259)             --
Equity:
     Common stock                                          5                 5
     Additional paid-in capital                        9,494             9,494
     Retained earnings and partners' capital          48,885            53,881
     Cumulative translation adjustment                 2,315             2,585
                                                 -----------        ----------
           Total equity                               60,699            65,965
                                                 -----------        ----------
                                                 $ 2,875,209        $2,000,745
                                                 ===========        ==========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                   Combined Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                              Three Months Ended       Nine Months Ended
                                                September 30,             September 30,
                                             --------------------   ---------- --------------
                                                1996       1995         1996          1995
                                                ----       ----         ----          ----
Revenue:
     Vehicle rentals                         $ 469,680  $ 426,429   $ 1,170,360   $ 1,065,501
     Interest                                    1,577        690         3,551         3,537
     Revenue from affiliates                       428       --           1,053          --
     Other                                       1,432        804         2,784         1,868
                                             ---------  ---------   -----------   -----------
                                               473,117    427,923     1,177,748     1,070,906
                                             ---------  ---------   -----------   -----------
Costs and expenses:
     Vehicle depreciation                      129,286    118,532       325,144       300,436
     Vehicle interest                           37,589     35,846        93,153        97,073
     Vehicle leases                              9,554     21,814        19,208        52,884
     Selling, general and administrative       265,681    227,412       712,410       635,274
     Other interest                              6,493      3,335        18,279         8,800
     Minority  interest  in net  loss  of
       consolidated subsidiaries                  --         (827)         (653)       (1,988)
                                             ---------  ---------   -----------   -----------
                                               448,603    406,112     1,167,541     1,092,479
                                             ---------  ---------   -----------   -----------
           Net income (loss)                 $  24,514  $  21,811   $    10,207   $   (21,573)
                                             =========  =========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                   Combined Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                           1996          1995
                                                           ----          ----

Cash flows from operating activities                  $   341,499   $   301,834
                                                      -----------   -----------
Cash flows from investing activities:
     Cash received from sale of revenue
       earning vehicles                                 1,281,044     1,580,650
     Cash paid to suppliers of revenue
       earning vehicles                                (2,376,575)   (1,961,988)
     Sale of investments                                    3,466        22,252
     Capital expenditures                                 (19,629)      (27,185)
     Proceeds from sale of property and equipment           3,112           855
                                                      -----------   -----------
           Net cash used in investing activities       (1,108,582)     (385,416)
                                                      -----------   -----------
Cash flows from financing activities:
     Proceeds from revenue earning vehicle financing    2,427,356     2,002,832
     Principal payments on revenue earning
       vehicle financing                               (1,717,883)   (1,933,683)
     Proceeds from other debt                             104,529        52,812
     Principal payments on other debt                      (8,240)      (28,732)
     Dividends and distributions                          (15,203)      (11,258)
     Contributions                                           --           1,108
                                                      -----------   -----------
           Net cash provided by financing activities      790,559        83,079
                                                      -----------   -----------
Effect of exchange rate changes on cash                      (140)        1,887
                                                      -----------   -----------
Net increase in cash and cash equivalents                  23,336         1,384
Cash and cash equivalents at beginning of period           11,953        15,698
                                                      -----------   -----------
Cash and cash equivalents at end of period            $    35,289   $    17,082
                                                      ===========   ===========
Supplemental disclosures:
        Interest paid                                 $    99,405   $    95,657
                                                      ===========   ===========
        Income tax payments                           $       399   $       930
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                       Combining Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                               September 30, 1996

                                                                                   Alamo
                                                                          GUSA   Affiliated
               Assets                             Alamo     DKBERT        Ltd.    Companies  Eliminations     Combined
                                                  -----     ------        ----   ----------  ------------     --------
Cash and cash equivalents                     $   28,406  $      45   $   4,866   $  1,972   $      --     $    35,289
Investments                                       59,160       --          --         --            --          59,160
Receivables:
     Trade, less allowance for
        doubtful accounts of
        $2,127, $-0-, $1,656 and
        $114 for Alamo, DKBERT,
        GUSA, Ltd., and Alamo
        Affiliated Companies,
        respectively                              72,728       --        26,610      1,328          --         100,666
     Vehicle                                     117,427       --        23,200        978          --         141,605
     Notes, mortgages and other due from
        affiliates                                74,649      1,858       4,745      7,586       (83,370)        5,468
     Other                                         7,454        273       2,332      2,604           (32)       12,631
                                              ----------  ---------   ---------   --------   -----------   -----------
                                                 272,258      2,131      56,887     12,496       (83,402)      260,370
                                              ----------  ---------   ---------   --------   -----------   -----------
Revenue earning vehicles, net                  1,992,653       --       191,741     17,189          --       2,201,583
Property and equipment, net                       78,799    132,221       3,464      1,316          --         215,800
Other assets                                      81,798      2,019      18,992        851          (653)      103,007
                                              ----------  ---------   ---------   --------   -----------   -----------
                                              $2,513,074  $ 136,416   $ 275,950   $ 33,824   $   (84,055)  $ 2,875,209
                                              ==========  =========   =========   ========   ===========   ===========
        Liabilities and Equity
Notes payable and lines of credit secured
     by revenue earning vehicles              $2,025,747  $    --     $ 208,381   $ 20,575   $      --     $ 2,254,703
Mortgages and notes payable to affiliates           --        1,666       4,283      2,232        (8,181)         --
Estimated auto liability claims                  122,743       --         2,817        201          --         125,761
Accounts payable to affiliates                     4,289       --        60,911     11,807       (73,115)        3,892
Accounts payable                                 119,140      1,140      16,782      2,791        (3,060)      136,793
Other debt                                        97,800    118,948      16,858       --            --         233,606
Accrued expenses                                  45,765      2,710       2,014      1,155        (1,092)       50,552
Customer deposits                                  8,534       --           736        192          --           9,462
                                              ----------  ---------   ---------   --------   -----------   -----------
           Total liabilities                   2,424,018    124,464     312,782     38,953       (85,448)    2,814,769
                                              ----------  ---------   ---------   --------   -----------   -----------

Minority interest (deficiency in assets)            --         --          (140)       156          (275)         (259)

Equity:
     Common stock                                      1       --          --            4          --               5
     Additional paid-in capital                    9,568       --          --        2,102        (2,176)        9,494
     Retained earnings and partners' capital      79,487     11,952     (39,007)    (7,455)        3,908        48,885
     Cumulative translation adjustment              --         --         2,315         64           (64)        2,315
                                              ----------  ---------   ---------   --------   -----------   -----------
           Total equity                           89,056     11,952     (36,692)    (5,285)        1,668        60,699
                                              ----------  ---------   ---------   --------   -----------   -----------

                                              $2,513,074  $ 136,416   $ 275,950   $ 33,824   $   (84,055)  $ 2,875,209
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

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                       Combining Condensed Balance Sheets
                                    (Audited)
                                 (In thousands)

                                December 31, 1995

                                                                                 Alamo
                                                                        GUSA   Affiliated
               Assets                          Alamo       DKBERT       Ltd.    Companies  Eliminations    Combined
                                               -----       ------       ----    ---------  ------------    --------
Cash and cash equivalents                   $    5,987  $     586      $3,777   $  1,603   $      --     $   11,953
Investments                                     62,626       --          --         --            --         62,626
Receivables:
     Trade, less allowance for
        doubtful accounts of
        $1,423, $-0-, $3,692 and
        $99 for Alamo, DKBERT, GUSA
        Ltd., and Alamo Affiliated
        Companies, respectively                 42,004       --        24,770        644          --         67,418
     Vehicle                                    78,619       --        15,494        295          --         94,408
     Notes, mortgages and other due from
        affiliates                              21,960        680       7,128      1,772       (29,131)       2,409
     Other                                       6,586        211         480        498          --          7,775
                                            ----------  ---------   ---------   --------   -----------   ----------
                                               149,169        891      47,872      3,209       (29,131)     172,010
                                            ----------  ---------   ---------   --------   -----------   ----------
Revenue earning vehicles, net                1,327,572       --       145,541      5,296          --      1,478,409
Property and equipment, net                     73,504    134,789       4,487      1,205          --        213,985
Other assets                                    40,155      2,683      19,458        948        (1,482)      61,762
                                            ----------  ---------   ---------   --------   -----------   ----------
                                            $1,659,013  $ 138,949   $ 221,135   $ 12,261   $   (30,613)  $2,000,745
                                            ==========  =========   =========   ========   ===========   ==========
        Liabilities and Equity
Notes payable and lines of credit secured
     by revenue earning vehicles            $1,346,651  $     --    $ 193,936   $  5,535   $      --     $1,546,122
Mortgages and notes payable to
     affiliates                                   --        8,815       4,827         16       (13,658)        --
Estimated auto liability claims                110,334       --         2,079         35          --        112,448
Accounts payable to affiliates                   5,354      3,938       1,931      6,977       (16,523)       1,677
Accounts payable                                88,302      2,435      23,467      2,203           (33)     116,374
Other debt                                       8,700    109,128      19,438       --            --        137,266
Accrued expenses                                 8,543        836       1,183        488          --         11,050
Customer deposits                                8,446      1,928         808        142        (1,481)       9,843
                                            ----------  ---------   ---------   --------   -----------   ----------
           Total liabilities                 1,576,330    127,080     247,669     15,396       (31,695)   1,934,780
                                            ----------  ---------   ---------   --------   -----------   ----------
Minority interest (deficiency in assets)          --         --           119        156          (275)        --
Equity:
     Common stock                                    1       --          --            4          --              5
     Additional paid-in capital                  9,568       --          --        2,102        (2,176)       9,494
     Retained earnings and partners'
          capital                               73,114     11,869     (29,326)    (5,309)        3,533       53,881
     Cumulative translation adjustment            --         --         2,673        (88)         --          2,585
                                            ----------  ---------   ---------   --------   -----------   ----------
           Total equity                         82,683     11,869     (26,653)    (3,291)        1,357       65,965
                                            ----------  ---------   ---------   --------   -----------   ----------
                                            $1,659,013  $ 138,949   $ 221,135   $ 12,261   $   (30,613)  $2,000,745
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

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                       Three Months Ended September 30, 1996
                                          -------------------------------------------------------------
                                                                         Alamo
                                                                GUSA  Affiliated
                                            Alamo   DKBERT      Ltd.   Companies  Eliminations  Combined
                                            -----   ------      ----   ---------  ------------  -------
Revenue:
     Vehicle rentals                      $421,689  $  --    $ 44,279   $  3,827   $    (115)   $469,680
     Interest                                1,358     --          58          3         158       1,577
     Revenue from affiliates                  --      4,478        23      6,225     (10,298)        428
     Other                                    --        471     1,006        199        (244)      1,432
                                          --------  -------  --------   --------   ---------    --------
                                           423,047    4,949    45,366     10,254     (10,499)    473,117
                                          --------  -------  --------   --------   ---------    --------
Costs and expenses:
     Vehicle depreciation                  118,645     --       9,769        872        --       129,286
     Vehicle interest                       34,628     --       2,783        178        --        37,589
     Vehicle leases                          7,213     --       1,971        370        --         9,554
     Selling, general and administrative   231,626    1,861    33,299      9,600     (10,705)    265,681
     Other interest                          3,695    2,909      (371)       114         146       6,493
                                          --------  -------  --------   --------   ---------    --------
                                           395,807    4,770    47,451     11,134     (10,559)    448,603
                                          --------  -------  --------   --------   ---------    --------
           Net income (loss)              $ 27,240  $   179  $ (2,085)  $   (880)  $      60    $ 24,514
                                          ========  =======  ========   ========   =========    ========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)



                                                        Three Months Ended September 30, 1995
                                          ----------------------------------------------------------------
                                                                          Alamo
                                                                  GUSA  Affiliated
                                            Alamo    DKBERT       Ltd.   Companies  Eliminations  Combined
                                            -----    ------       ----   ---------  ------------  --------
Revenue:
     Vehicle rentals                      $388,766  $   --     $ 37,662   $ 2,974   $  (2,973)   $ 426,429
     Interest                                2,125        (8)        32         8      (1,467)         690
     Revenue from affiliates                  --       3,622       (146)      156      (3,632)        --
     Other                                    --         149      1,236     1,006      (1,587)         804
                                          --------  --------   --------   -------   ---------    ---------
                                           390,891     3,763     38,784     4,144      (9,659)     427,923
                                          --------  --------   --------   -------   ---------    ---------
Costs and expenses:
     Vehicle depreciation                  109,553      --        8,646       333        --        118,532
     Vehicle interest                       32,326      --        3,381       139        --         35,846
     Vehicle leases                         19,658      --        1,825       331        --         21,814
     Selling, general and administrative   203,499     1,767     27,948     3,840      (9,642)     227,412
     Other interest                            822     2,485        291       (27)       (236)       3,335
     Minority interest in net loss of
        consolidated subsidiaries             --        --         (827)     --          --           (827)
                                          --------  --------   --------   -------   ---------    ---------
                                           365,858     4,252     41,264     4,616      (9,878)     406,112
                                          --------  --------   --------   -------   ---------    ---------
           Net income (loss)              $ 25,033  $   (489)  $ (2,480) $   (472)  $     219    $  21,811
                                          ========  ========   ========   =======   =========    =========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                            Nine Months Ended September 30, 1996
                                          ----------------------------------------------------------------------
                                                                             Alamo
                                                                   GUSA    Affiliated
                                            Alamo      DKBERT      Ltd.    Companies   Eliminations     Combined
                                            -----      ------      ----    ---------   ------------     --------
Revenue:
     Vehicle rentals                      $1,054,778  $   --    $ 107,889   $  7,969   $      (276)  $ 1,170,360
     Interest                                  6,155      --          287          7        (2,898)        3,551
     Revenue from affiliates                    --      13,416      2,104     20,171       (34,638)        1,053
     Other                                      --         793      1,252        739          --           2,784
                                          ----------  --------  ---------   --------   -----------   -----------
                                           1,060,933    14,209    111,532     28,886       (37,812)    1,177,748
                                          ----------  --------  ---------   --------   -----------   -----------
Costs and expenses:
     Vehicle depreciation                    305,025      --       18,425      1,694          --         325,144
     Vehicle interest                         85,339      --        7,479        335          --          93,153
     Vehicle leases                           14,328      --        3,972        908          --          19,208
     Selling, general and administrative     625,748     5,114     89,525     27,300       (35,277)      712,410
     Other interest                            9,571     8,879      2,465        274        (2,910)       18,279
     Minority interest in net loss of
        consolidated subsidiaries               --        --         (653)      --            --            (653)
                                          ----------  --------  ---------   --------   -----------   -----------
                                           1,040,011    13,993    121,213     30,511       (38,187)    1,167,541
                                          ----------  --------  ---------   --------   -----------   -----------
           Net income (loss)              $   20,922  $    216  $  (9,681)  $ (1,625)  $       375   $    10,207
                                          ==========  ========  =========   ========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                             Nine Months Ended September 30, 1995
                                          ----------------------------------------------------------------------
                                                                             Alamo
                                                                   GUSA   Affiliated
                                            Alamo      DKBERT      Ltd.    Companies   Eliminations     Combined
                                            -----      ------      ----    ---------   ------------     --------
Revenue:
     Vehicle rentals                      $ 966,815   $   --    $  96,312   $  5,347   $    (2,973)  $ 1,065,501
     Interest                                 6,396       `158         91         22        (3,130)        3,537
     Revenue from affiliates                   --       11,800       (146)       824       (12,478)         --
     Other                                     --          468      4,472      1,439        (4,511)        1,868
                                          ---------   --------  ---------   --------   -----------   -----------
                                            973,211     12,426    100,729      7,632       (23,092)    1,070,906
                                          ---------   --------  ---------   --------   -----------   -----------
Costs and expenses:
     Vehicle depreciation                   281,382       --       18,458        596          --         300,436
     Vehicle interest                        90,848       --        6,062        163          --          97,073
     Vehicle leases                          46,953       --        5,091        840          --          52,884
     Selling, general and administrative    566,089      4,937     79,179      6,767       (21,698)      635,274
     Other interest                           2,571      7,422        706       --          (1,899)        8,800
     Minority interest in net loss of
        consolidated subsidiaries              --         --       (1,988)      --            --          (1,988)
                                          ---------   --------  ---------   --------   -----------   -----------
                                            987,843     12,359    107,508      8,366       (23,597)    1,092,479
                                          ---------   --------  ---------   --------   -----------   -----------
           Net income (loss)              $ (14,632)  $     67  $  (6,779)  $   (734)  $       505   $   (21,573)
                                          =========   ========  =========   ========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                  Nine Months Ended September 30, 1996
                                                 -----------------------------------------------------------------------
                                                                                      Alamo
                                                                             GUSA   Affiliated
                                                    Alamo       DKBERT       Ltd.    Companies   Eliminations   Combined
                                                    -----       ------       ----    ---------   ------------   --------
Cash flows from operating activities             $   351,115   $ (2,790)  $   2,124   $ (1,801)  $ (7,149)   $   341,499
                                                 -----------   --------   ---------   --------   --------    -----------
Cash flows from investing activities:
     Cash received from sale of revenue
        earning vehicles                           1,065,035       --       208,837      7,172       --        1,281,044
     Cash paid to suppliers of revenue
        earning vehicles                          (2,073,949)      --      (280,862)   (21,764)      --       (2,376,575)
     Sale of investments                               3,466       --          --         --         --            3,466
     Capital expenditures                            (16,463)    (2,248)       (625)      (293)      --          (19,629)
     Proceeds from sale of property and
        equipment                                      1,123      1,959          30       --         --            3,112
                                                 -----------   --------   ---------   --------   --------    -----------
           Net cash used in investing
               activities                         (1,020,788)      (289)    (72,620)   (14,885)      --       (1,108,582)
                                                 -----------   --------   ---------   --------   --------    -----------
Cash flows from financing activities:
     Proceeds from revenue earning vehicle
        financing                                  2,070,753       --       333,924     22,679       --        2,427,356
     Principal payments on revenue earning
        vehicle financing                         (1,391,657)      --      (318,894)    (7,332)      --       (1,717,883)
     Proceeds from other debt                         90,000     12,500       2,029       --         --          104,529
     Principal payments on other debt                   (900)    (2,680)     (4,660)      --         --           (8,240)
     Advances from affiliates                            848       --        62,403      2,292    (65,543)          --
     Payments to affiliates                          (62,403)    (7,149)     (3,140)      --       72,692           --
     Dividends and distributions                     (14,549)      (133)       --         (521)      --          (15,203)
                                                 -----------   --------   ---------   --------   --------    -----------
           Net cash provided by financing
               activities                            692,092      2,538      71,662     17,118      7,149        790,559
                                                 -----------   --------   ---------   --------   --------    -----------
Effect of exchange rate changes on cash                 --         --           (77)       (63)      --             (140)
                                                 -----------   --------   ---------   --------   --------    -----------
Net increase (decrease) in cash and cash
     equivalents                                      22,419       (541)      1,089        369       --           23,336
Cash and cash equivalents at beginning of
     period                                            5,987        586       3,777      1,603       --           11,953
                                                 -----------   --------   ---------   --------   --------    -----------
Cash and cash equivalents at end of period       $    28,406   $     45   $   4,866   $  1,972   $   --      $    35,289
                                                 ===========   ========   =========   ========   ========    ===========
Supplemental disclosures:
     Interest paid                               $    82,532   $ 12,626   $   8,231   $    335   $ (4,319)   $    99,405
                                                 ===========   ========   =========   ========   ========    ===========
     Income tax payments                         $       399   $   --     $    --     $   --     $   --      $       399
                                                 ===========   ========   =========   ========   ========    ===========

The accompanying notes are an integral part of these financial statements

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

                  Combining Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Nine Months Ended September 30, 1995
                                            --------------------------------------------------------------------------
                                                                                  Alamo
                                                                        GUSA    Affiliated
                                               Alamo       DKBERT       Ltd.     Companies   Eliminations     Combined
                                               -----       ------       ----     ---------   ------------     --------
Cash flows from operating activities        $   291,619   $  3,970   $   2,855   $  (656)     $  4,046     $   301,834
                                            -----------   --------   ---------   -------      --------     -----------
Cash flows from investing activities:
     Cash received from sale of revenue
        earning vehicles                      1,450,104       --       127,917     2,629          --         1,580,650
     Cash paid to suppliers of revenue
        earning vehicles                     (1,736,356)      --      (219,531)   (8,678)        2,577      (1,961,988)
     Sale of investments                         19,496      2,756        --        --            --            22,252
     Capital expenditures                       (19,398)    (6,171)       (862)     (877)          123         (27,185)
     Proceeds from sale of property and
        equipment                                   437        418        --        --            --               855
                                            -----------   --------   ---------   -------      --------     -----------
           Net cash used in investing
               activities                      (285,717)    (2,997)    (92,476)   (6,926)        2,700        (385,416)
                                            -----------   --------   ---------   -------      --------     -----------
Cash flows from financing activities:
     Proceeds from revenue earning vehicle
        financing                             1,764,370       --       229,609     8,853          --         2,002,832
     Principal payments on revenue earning
        vehicle financing                    (1,765,183)      --      (164,128)   (4,372)         --        (1,933,683)
     Proceeds from other debt                      --       52,812        --          16           (16)         52,812
     Principal payments on other debt            (1,880)   (24,181)     (2,550)       (6)         (115)        (28,732)
     Advances from affiliates                    25,214      4,118      32,305     3,879       (65,516)           --
     Payments to affiliates                     (25,489)   (31,591)     (1,423)     --          58,503            --
     Dividends and distributions                 (8,007)    (1,897)       --      (1,353)           (1)        (11,258)
     Contributions                                  900       --          --         208          --             1,108
                                            -----------   --------   ---------   -------      --------     -----------
           Net cash provided by (used in)
               financing activities             (10,075)      (739)     93,813     7,225        (7,145)         83,079
                                            -----------   --------   ---------   -------      --------     -----------
Effect of exchange rate changes on cash            --         --         1,463        25           399           1,887
                                            -----------   --------   ---------   -------      --------     -----------
Net increase (decrease) in cash and cash
     equivalents                                 (4,173)       234       5,655      (332)         --             1,384
Cash and cash equivalents at beginning of
     period                                       6,598        466       6,400     2,234          --            15,698
                                            -----------   --------   ---------   -------      --------     -----------
Cash and cash equivalents at end of period  $     2,425   $    700   $  12,055   $ 1,902      $   --       $    17,082
                                            ===========   ========   =========   =======      ========     ===========
Supplemental disclosures:
     Interest paid                          $    83,203   $  6,966   $   7,270   $   124      $ (1,906)    $    95,657
                                            ===========   ========   =========   =======      ========     ===========
     Income tax payments                    $       930   $   --     $    --     $  --        $   --       $       930
                                            ===========   ========   =========   =======      ========     ===========

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

     (iii)The consolidated financial statements of GUSA Ltd., a Florida limited partnership and the holding company for certain European car rental affiliates of Alamo. The subsidiaries of GUSA Ltd. are (i) Alamo Rent-A-Car (UK) Limited, which conducts operations in the United Kingdom; (ii) Alamo Rent-A-Car, AG, Zurich which conducts Swiss operations; (iii) Alamo Autovermietung GmbH, which conducts German operations; and (iv) Alamo Rent-A-Car (Vienna) GmbH, organized April 1995 and closed April 1996. All significant intercompany balances and transactions have been eliminated in consolidation. GUSA Ltd. and its subsidiaries are economically dependent on Alamo for administrative support and working capital required to supplement its cash flow needs and to provide interim funding for capital expenditures.

     (iv) The combined financial statements of the Alamo Affiliated Companies, as follows: (i) Alamo Belgium which conducts car rental operations in Belgium; (ii) Alamo Canada which conducts car rental operations in Canada; (iii) Green Corn, an entity with limited assets; (iv) GUSA Inc., which owns 79% of Alamo Rent-A-Car B.V. which conducts car rental operations in The Netherlands and also

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

          owns a minority interest in GUSA Ltd.; (v) Territory Blue, a management company which contracts with certain employees of Alamo and offers management services to certain other entities; and (vi) Tower, which provides advertising services to Alamo. The combined financial statements include the accounts of the Alamo Affiliated Companies and their majority-owned subsidiaries. Minority interest represents GUSA Ltd.'s 21% ownership in Alamo Rent-A-Car B.V. All significant intercompany accounts and transactions are eliminated in combination. The Alamo Affiliated Companies are economically dependent on Alamo for administrative support and working capital required to supplement their cash flow needs and to provide interim funding for capital expenditures.

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

(2)  Revenue Earning Vehicles

     Revenue earning vehicles consist of the following (in thousands):

                                                        Alamo
                                             GUSA     Affiliated
                                Alamo        Ltd.      Companies      Combined
                                -----        ----      ---------      --------
As of September 30, 1996
Revenue earning vehicles    $ 2,228,650   $ 212,207   $    18,383   $ 2,459,240
Less accumulated
  depreciation                 (235,997)    (20,466)       (1,194)     (257,657)
                            -----------   ---------   -----------   -----------
                            $ 1,992,653   $ 191,741   $    17,189   $ 2,201,583
                            ===========   =========   ===========   ===========

As of December 31, 1995
Revenue earning vehicles    $ 1,539,814   $ 156,113   $     6,018   $ 1,701,945
Less accumulated
  depreciation                 (212,242)    (10,572)         (722)     (223,536)
                            -----------   ---------   -----------   -----------

                            $ 1,327,572   $ 145,541   $     5,296   $ 1,478,409
                            ===========   =========   ===========   ===========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

(3)  Notes Payable and Lines of Credit Secured By Revenue Earning Vehicles

     Notes payable and lines of credit secured by revenue earning vehicles consist of the following (in thousands):

                                                September 30,       December 31,
                                                   1996                 1995
     Alamo                                         ----                 ----
     Amounts under $750 million revolving
      credit agreement and predecessor
      agreements with termination date of
      June 30, 1999; secured by eligible
      vehicle collateral and vehicle
      receivable balances; interest at
      formulas based on prime, Federal funds
      or LIBOR at Alamo's discretion              $ 576,995            $  19,393

     Amounts under $580 million loan
      agreement with termination date of June
      10, 1997; secured by eligible vehicle
      collateral and vehicle receivable
      balances; interest based on market
      dictated commercial paper rates               576,232              579,001

     Senior secured notes payable with
      interest at fixed rates ranging from
      5.58% to 7.08% with various maturity
      dates and amounts as follows: December
      15, 1996 - $133 million; December 15,
      1997 - $25 million; December 15, 1998 -
      $113 million; December 15, 2000 - $94
      million; and, December 15, 2003 - $80.5
      million; secured by eligible vehicle
      collateral and vehicle receivable
      balances                                      445,500              445,500

     Amounts under $250 million loan
      agreement with termination date of
      September 19, 1997; secured by eligible
      vehicle collateral and vehicle
      receivable balances; interest based on
      market dictated commercial paper rates        246,982              236,357

     Amounts under $175 million revolving
      credit agreement and predecessor
      agreements with termination date of
      December 1, 1997; secured by eligible
      vehicle collateral and vehicle
      receivable balances; interest at
      formulas based on prime or LIBOR at
      Alamo's discretion                            134,000                 -

     Amounts to be financed after period end
      under various revolving credit
      agreements                                     46,038               66,400
                                                -----------          -----------
          Alamo subtotal                          2,025,747            1,346,651
                                                -----------          -----------

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

                                                September 30,       December 31,
                                                   1996                 1995
     GUSA Ltd.                                     ----                 ----
     Amounts under various uncommitted
      revolving lease facilities with
      financing institutions in Great
      Britain; secured by eligible vehicle
      collateral; interest based on an as
      quoted basis dictated by market
      competition; no stated expiration
      dates, reviewed annually                   $   167,998         $   157,088

     Amounts under deutsche mark (DM) 27.5
      million credit agreement; secured by
      eligible vehicle collateral and vehicle
      receivable balances; interest based on
      LIBOR; termination date, February 1997          17,351                -

     Amounts under DM 23.0 million revolving
      credit agreement with various maturity
      dates; secured by eligible vehicle
      collateral and certain real property;
      interest ranging from 3.8% - 9.0%               13,100              11,368

     Amounts under DM term loan and
      predecessor agreements; secured by
      eligible vehicle collateral and vehicle
      receivable balances; interest based on
      FIBOR plus 125 basis points or ICM rate
      plus 150 basis points                             -                 14,139

     Other, including amounts to be financed
      after period end, under various
      revolving lease facilities                       9,932              11,341
                                                 -----------         -----------
          GUSA Ltd. subtotal                         208,381             193,936
                                                 -----------         -----------

     Alamo Affiliated Companies
     Amounts under Belgium franc (BEF)
      155.52 million credit facility; secured
      by eligible vehicle collateral; interest
      at Brussels Interbank offered rate plus
      110 basis points; termination date,
      June 1997; guaranteed by Alamo                   4,326               1,946

     Amounts under Canadian dollar C$20.0 million
      credit agreement; secured by eligible
      vehicle collateral; interest at Agent's
      Bankers Acceptances plus 62.5 basis
      points; termination date, June 1998;
      guaranteed by Alamo                             11,791               3,539

     Other, including amounts to be financed
      after period end, under various
      revolving credit agreements                      4,458                  50
                                                 -----------         -----------
          Alamo Affiliated Companies subtotal         20,575               5,535
                                                 -----------         -----------
          Combined                               $ 2,254,703         $ 1,546,122
                                                 ===========         ===========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

(4)  Other Debt

     Other debt consists of the following (in thousands):

                                                   September 30,    December 31,
                                                       1996            1995
     Alamo                                             ----            ----
      11 3/4% Senior Notes due 2006, interest
      payable semi-annually on January 31 and
      July 31 of each year, commencing July
      31, 1996; unsecured                            $  90,000         $    -

     Note payable to bank with interest at a
      formula based on LIBOR or prime paid
      quarterly; secured by a building;
      principal payable in quarterly
      installments beginning March 1996 and
      based on the balance outstanding at
      that date, due December 2003                       7,800             8,700
                                                     ---------         ---------
         Alamo subtotal                                 97,800             8,700
                                                     ---------         ---------

     DKBERT
     Mortgages payable to GMAC and
      predecessor agreements with interest at
      9.193%; payable in monthly
      installments, due July 2005; secured by
      real property; guaranteed by Alamo               108,169           107,840

     11 3/4% Senior Notes due 2006, interest
      payable semi-annually on January 31 and
      July 31 of each year, commencing July
      31, 1996; unsecured                               10,000              -

     Mortgages payable to bank with interest
      at 0.75% over prime; variable principal
      payments due December 2000; secured by
      real property; guaranteed by Alamo                   779               934

     Other mortgages payable                              -                  354
                                                     ---------         ---------
          DKBERT subtotal                              118,948           109,128
                                                     ---------         ---------

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

                                                   September 30,    December 31,
                                                       1996            1995
                                                       ----            ----
     GUSA LTD.
     Term loan agreement with bank, interest
      at LIBOR plus 125 basis points, payable
      monthly; principal payable in quarterly
      installments of $331,000, due January
      1999; secured by non-vehicle equipment,
      trade receivables and leasehold
      improvements                                     3,295         $     4,285

     Amounts under Great Britain pound (GBP)
      10 million revolving credit commitment
      to expire December 21, 1996; interest
      based on Sterling LIBOR plus 125 basis
      points or base rate plus 125 basis
      points; secured by non-vehicle
      equipment and leaseholds                        13,563              11,431

     Note payable to minority shareholder of
      combined affiliate, paid April 1996               -                  3,722
                                                   ---------           ---------
          GUSA Ltd. subtotal                          16,858              19,438
                                                   ---------           ---------
          Combined                                 $ 233,606           $ 137,266
                                                   =========           =========

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

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

(5)  Condensed Financial Information of Alamo Affiliated Companies

     The following table summarizes condensed financial statements of the Alamo Affiliated Companies (in thousands):

     Balance Sheets:

                                                              As of September 30, 1996
                                       -------------------------------------------------------------------
                                         Alamo     Alamo      Green      GUSA  Territory
                                        Belgium    Canada     Corn       Inc.    Blue     Tower   Combined
                                        -------    ------     ----       ----    ----     -----   --------
Assets:

Cash and cash equivalents              $    955   $    701   $    45   $   264   $ --    $     7  $  1,972
Receivables, net                            722      3,235        79     1,087    4,248    3,125    12,496
Revenue earning vehicles, net             3,451      8,926      --       4,812     --       --      17,189
Property and equipment, net                  34      1,108      --         101     --         73     1,316
Other assets                                166        199      --         362      107       17       851
                                       --------   --------   -------   -------   ------  -------  --------
                                       $  5,328   $ 14,169   $   124   $ 6,626   $4,355  $ 3,222  $ 33,824
                                       ========   ========   =======   =======   ======  =======  ========
Liabilities and Equity:

Notes payable and lines of credit
     secured by revenue earning
     vehicles                          $  4,326   $ 11,791   $  --     $ 4,458   $ --    $  --    $ 20,575
Accounts payable to affiliates              845      3,253      --       4,263    3,308    2,370    14,039
Accounts payable                            462        716      --         850     --        763     2,791
Accrued expenses and customer
     deposits                                84        346       161         8      922       27     1,548
                                       --------   --------   -------   -------   ------  -------  --------
                                          5,717     16,106       161     9,579    4,230    3,160    38,953
                                       --------   --------   -------   -------   ------  -------  --------
Minority interest                          --         --        --         156     --       --         156
Equity (deficit)                           (389)    (1,937)      (37)   (3,109)     125       62    (5,285)
                                       --------   --------   -------   -------   ------  -------  --------
                                       $  5,328   $ 14,169   $   124   $ 6,626   $4,355  $ 3,222  $ 33,824
                                       ========   ========   =======   =======   ======  =======  ========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

                                                            As of December 31, 1995
                                      ------------------------------------------------------------------
                                        Alamo    Alamo      Green    GUSA   Territory
                                      Belgium    Canada     Corn     Inc.     Blue     Tower    Combined
                                      -------    ------     ----     ----     ----     -----    --------
Assets:

Cash and cash equivalents              $   597   $   283   $  451  $   289   $ --    $    (17)  $  1,603
Receivables, net                           874       118      381      783     --       1,053      3,209
Revenue earning vehicles, net            2,044     3,211     --         41     --        --        5,296
Property and  equipment, net                37     1,018     --        113     --          37      1,205
Other assets                               131       206     --        611     --        --          948
                                       -------   -------   ------  -------   ------  --------   --------
                                       $ 3,683   $ 4,836   $  832  $ 1,837   $ --    $  1,073   $ 12,261
                                       =======   =======   ======  =======   ======  ========   ========
Liabilities and Equity:

Notes payable and lines of credit
     secured by revenue earning
     vehicles                          $ 1,946   $ 3,589   $ --    $  --     $ --    $   --     $  5,535
Accounts payable to affiliates           1,187     1,887     --      3,319     --         600      6,993
Accounts payable                           420       214     --        598     --         971      2,203
Accrued expenses and customer
     deposits                              166       107      287      105     --        --          665
                                       -------   -------   ------  -------   ------  --------   --------
                                         3,719     5,797      287    4,022     --       1,571     15,396
                                       -------   -------   ------  -------   ------  --------   --------
Minority interest                         --        --       --        156     --        --          156
Equity (deficit)                           (36)     (961)     545   (2,341)    --        (498)    (3,291)
                                       -------   -------   ------  -------   ------  --------   --------
                                       $ 3,683   $ 4,836   $  832  $ 1,837   $ --    $  1,073   $ 12,261
                                       =======   =======   ======  =======   ======  ========   ========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

Statements of Operations:

                                                  Three months ended September 30, 1996
                                     -----------------------------------------------------------------
                                      Alamo     Alamo    Green     GUSA   Territory
                                     Belgium    Canada   Corn      Inc.      Blue     Tower   Combined
                                     -------    ------   ----      ----      ----     -----   --------
Revenue:

Vehicle rentals                      $   508   $ 2,147   $ --    $ 1,172   $  --     $  --    $  3,827
Revenue from affiliates                   25       206     --       --       3,610     2,384     6,225
Interest and other revenue              --        --          3      199      --        --         202
                                     -------   -------   ------  -------   -------   -------  --------
                                         533     2,353        3    1,371     3,610     2,384    10,254
                                     -------   -------   ------  -------   -------   -------  --------
Costs and expenses:

Vehicle depreciation                     160       675     --         37      --        --         872
Vehicle interest                          17       161     --       --        --        --         178
Vehicle leases                            (6)     --       --        376      --        --         370
Selling, general and administrative
     and other interest                  646     1,588        3    1,197     4,021     2,259     9,714
                                     -------   -------   ------  -------   -------   -------  --------
                                         817     2,424        3    1,610     4,021     2,259    11,134
                                     -------   -------   ------  -------   -------   -------  --------
Net income (loss)                    $  (284)  $   (71)  $ --    $  (239)  $  (411)  $   125  $   (880)
                                     =======   =======   ======  =======   =======   =======  ========

                                                  Three months ended September 30, 1995
                                     -----------------------------------------------------------------
                                      Alamo     Alamo    Green     GUSA   Territory
                                     Belgium    Canada   Corn      Inc.      Blue     Tower   Combined
                                     -------    ------   ----      ----      ----     -----   --------
Revenue:

Vehicle rentals                      $   560   $ 1,189   $ --    $ 1,225   $  --     $  --    $  2,974
Revenue from affiliates                 --        --        (31)    (171)     --         358       156
Interest and other revenue               (36)     --         99      (66)     --       1,017     1,014
                                     -------   -------   ------  -------   -------   -------  --------
                                         524     1,189       68      988      --       1,375     4,144
                                     -------   -------   ------  -------   -------   -------  --------
Costs and expenses:

Vehicle depreciation                      81       234     --         18      --        --         333
Vehicle interest                          57        82     --       --        --        --         139
Vehicle leases                          --        --       --        331      --        --         331
Selling, general and administrative
     and other interest
                                         419       987     --      1,202      --       1,205     3,813
                                     -------   -------   ------  -------   -------   -------  --------
                                         557     1,303     --      1,551      --       1,205     4,616
                                     -------   -------   ------  -------   -------   -------  --------
Net income (loss)                    $   (33)  $  (114)  $   68  $  (563)  $  --     $   170  $   (472)
                                     =======   =======   ======  =======   =======   =======  ========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

                                                    Nine months ended September 30, 1996
                                     -----------------------------------------------------------------
                                      Alamo     Alamo    Green     GUSA   Territory
                                     Belgium    Canada   Corn      Inc.      Blue     Tower   Combined
                                     -------    ------   ----      ----      ----     -----   --------
Revenue:

Vehicle rentals                      $ 1,330   $ 3,729   $ --    $ 2,910   $  --     $  --    $  7,969
Revenue from affiliates                  111       764     (150)    --      11,674     7,772    20,171
Interest and other revenue              --        --          7      718      --          21       746
                                     -------   -------   ------  -------   -------   -------  --------
                                       1,441     4,493     (143)   3,628    11,674     7,793    28,886
                                     -------   -------   ------  -------   -------   -------  --------
Costs and expenses:

Vehicle depreciation                     323     1,252     --        119      --        --       1,694
Vehicle interest                          45       290     --       --        --        --         335
Vehicle leases                          --           3     --        905      --        --         908
Selling, general and administrative
     and other interest                1,436     3,934       31    3,504    11,550     7,119    27,574
                                     -------   -------   ------  -------   -------   -------  --------
                                       1,804     5,479       31    4,528    11,550     7,119    30,511
                                     -------   -------   ------  -------   -------   -------  --------
Net income (loss)                    $  (363)  $  (986)  $ (174) $  (900)  $   124   $   674  $ (1,625)
                                     =======   =======   ======  =======   =======   =======  ========

                                                  Nine months ended September 30, 1995
                                     -----------------------------------------------------------------
                                      Alamo     Alamo    Green     GUSA   Territory
                                     Belgium    Canada   Corn      Inc.      Blue     Tower   Combined
                                     -------    ------   ----      ----      ----     -----   --------
Revenue:

Vehicle rentals                      $ 1,313   $ 1,379   $ --    $ 2,655   $  --     $  --    $  5,347
Revenue from affiliates                 --        --       --       --        --         824       824
Interest and other revenue              --        --        113      298      --       1,050     1,461
                                     -------   -------   ------  -------   -------   -------  --------
                                       1,313     1,379      113    2,953      --       1,874     7,632
                                     -------   -------   ------  -------   -------   -------  --------
Costs and expenses:

Vehicle depreciation                     221       312     --         63      --        --         596
Vehicle interest                          57       106     --       --        --        --         163
Vehicle leases                          --        --       --        840      --        --         840
Selling, general and administrative
     and other interest                1,100     1,447       47    2,898      --       1,275     6,767
                                     -------   -------   ------  -------   -------   -------  --------
                                       1,378     1,865       47    3,801      --       1,275     8,366
                                     -------   -------   ------  -------   -------   -------  --------
Net income (loss)                    $   (65)  $  (486)  $   66  $  (848)  $  --     $   599  $   (734)
                                     =======   =======   ======  =======   =======   =======  ========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

Statements of Cash Flows:

                                                         Nine months ended September 30, 1996
                                         ---------------------------------------------------------------------
                                          Alamo    Alamo      Green    GUSA    Territory
                                         Belgium   Canada     Corn     Inc.      Blue       Tower     Combined
                                         -------   ------     ----     ----      ----       -----     --------
Cash flows from operating activities     $  (152)  $    (29)  $   1   $(1,829)  $  --      $   208    $(1,801)
                                         -------   --------   -----   -------   --------   -------    --------

Cash flows from investing activities:
Cash received from sale of revenue
     earning vehicles                      3,504      3,654    --          14      --         --         7,172
Cash paid to suppliers of revenue
     earning vehicles                     (5,490)   (11,231)   --      (5,043)     --         --       (21,764)
Capital expenditures                          (7)      (198)   --         (18)     --          (70)       (293)
                                         -------   --------   -----   -------   --------   -------    --------
        Net cash used in investing
           activities                     (1,993)    (7,775)   --      (5,047)     --          (70)    (14,885)
                                         -------   --------   -----   -------   --------   -------    --------

Cash flows from financing activities:
Proceeds from revenue earning vehicle
     financing                             5,319     12,782    --       4,578      --         --        22,679
Principal payments on revenue earning
     vehicle financing                    (2,774)    (4,558)   --        --        --         --        (7,332)
Advances from affiliate                     --         --      --       2,292      --         --         2,292
Dividends and distributions                 --         --      (407)     --        --         (114)       (521)
                                         -------   --------   -----   -------   --------   -------    --------
        Net cash provided by (used in)
           financing activities            2,545      8,224    (407)    6,870      --         (114)     17,118
                                         -------   --------   -----   -------   --------   -------    --------
Effect of exchange rate changes on cash      (42)        (2)   --         (19)     --         --           (63)
                                         -------   --------   -----   -------   --------   -------    --------
Net increase (decrease) in cash and
     cash equivalents                        358        418    (406)      (25)     --           24         369
Cash and cash equivalents at beginning
     of period                               597        283     451       289      --          (17)      1,603
                                         -------   --------   -----   -------   --------   -------    --------
Cash and cash equivalents at end of
     period                              $   955   $    701   $  45   $   264   $  --      $     7    $  1,972
                                         =======   ========   =====   =======   ========   =======    ========

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

                                                       Nine months ended September 30, 1995
                                       --------------------------------------------------------------------
                                        Alamo    Alamo      Green     GUSA    Territory
                                       Belgium   Canada     Corn      Inc.      Blue       Tower   Combined
                                       -------   ------     ----      ----      ----       -----   --------
Cash flows from operating activities   $   381   $  (572)  $    69   $  (547)  $    --    $    13   $  (656)
                                       -------   -------   -------   -------   ---------  -------   -------

Cash flows from investing activities:

Cash received from sale of revenue
     earning vehicles                    2,545      --        --          84        --       --       2,629
Cash  paid to suppliers of revenue
     earning vehicles                   (3,890)   (4,537)     --        (251)       --       --      (8,678)
Capital expenditures                       (18)     (817)     --         (42)       --       --        (877)
                                       -------   -------   -------   -------   ---------  -------   -------
        Net cash used in investing
           activities                   (1,363)   (5,354)     --        (209)       --       --      (6,926)
                                       -------   -------   -------   -------   ---------  -------   -------

Cash flows from financing activities:

Proceeds from revenue earning
     vehicle financing                   4,335     4,518      --        --          --       --       8,853
Principal payments on revenue
     earning vehicle financing          (4,027)     (345)     --        --          --       --      (4,372)
Proceeds from other debt, net of
     payments                             --        --        --          10        --       --          10
Advances from affiliates                 1,311     1,604      --         873        --         91     3,879
Dividends and distributions               --        --         (16)     --          --     (1,337)   (1,353)
Contributions                             --         200         8      --          --       --         208
                                       -------   -------   -------   -------   ---------  -------   -------
        Net cash provided by (used
           in) financing activities      1,619     5,977        (8)      883        --     (1,246)    7,225
                                       -------   -------   -------   -------   ---------  -------   -------
Effect of exchange rate changes on
     cash                                   16         7      --           2        --       --          25
                                       -------   -------   -------   -------   ---------  -------   -------
Net increase (decrease) in cash and
     cash equivalents                      653        58        61       129        --     (1,233)     (332)
Cash and cash equivalents at
     beginning of period                    50      --         429        87        --      1,668     2,234
                                       -------   -------   -------   -------   ---------  -------   -------
Cash and cash equivalents at end of
     period                            $   703   $    58   $   490   $   216   $    --    $   435   $ 1,902
                                       =======   =======   =======   =======   =========  =======   =======

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

(6)  Supplemental Financial Data (in thousands):

                                                               European
                                                              Operating                             Combined
                                           Issuers (1)     Subsidiaries(2)      Eliminations         Issuers
                                           -----------     ---------------      ------------         -------
Balance Sheet:

September 30, 1996

Assets                                     $ 2,626,061         $ 276,661         $   (27,513)        $ 2,875,209
                                           ===========         =========         ===========         ===========
Liabilities                                $ 2,565,330         $ 299,888         $   (50,449)        $ 2,814,769

Minority interest                                 --                (259)               --                  (259)
Equity                                          60,731           (22,968)             22,936              60,699
                                           -----------         ---------         -----------         -----------
                                           $ 2,626,061         $ 276,661         $   (27,513)        $ 2,875,209
                                           ===========         =========         ===========         ===========
December 31, 1995

Assets                                     $ 1,805,783         $ 250,334         $   (55,372)        $ 2,000,745
                                           ===========         =========         ===========         ===========
Liabilities                                $ 1,732,611         $ 264,096         $   (61,927)        $ 1,934,780

Equity                                          73,172           (13,762)              6,555              65,965
                                           -----------         ---------         -----------         -----------
                                           $ 1,805,783         $ 250,334         $   (55,372)        $ 2,000,745
                                           ===========         =========         ===========         ===========

Income Statement and Cash Flows:

Nine months ended
September 30, 1996
Revenue                                    $ 1,066,674         $ 114,423         $    (3,349)        $ 1,177,748
Net income (loss)                               23,840            (9,394)             (4,239)             10,207
Cash flows from operating activities           304,736            44,157              (7,394)            341,499
September 30, 1995
Revenue                                    $   969,155         $ 104,033         $    (2,282)        $ 1,070,906
Net income (loss)                              (22,837)           (4,695)              5,959             (21,573)
Cash flows from operating activities           295,480             2,308               4,046             301,834

(1) Represents the entities which are the issuers of the Senior Notes - referred to in note 4.

(2) Represents the European operating subsidiaries of certain of the issuers.

                      ALAMO RENT-A-CAR, INC. AND AFFILIATES

         Notes to Combined and Combining Condensed Financial Statements
                                    Unaudited

(7)  Subsequent Event

     On November 6, 1996, the Companies entered into a definitive agreement for the merger or acquisition of the Companies and certain affiliated entities by Republic Industries, Inc. The completion of the transaction, which is valued at $625 million, is subject to customary conditions, including the receipt of all required regulatory approvals and the obtaining of certain consents or waivers with respect to certain outstanding indebtedness. The transaction is expected to be accounted for under the pooling of interests method of accounting. There is no assurance that the transaction will be completed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Combined Results of Operations

Revenue. Total revenue for the three months ended September 30, 1996 increased 11% to $473 million from $428 million in the same quarter of 1995. On a year to date basis, total revenue increased $107 million, or 10%, to $1,178 million versus $1,071 million for the same period in 1995. Revenue increases generated by the Companies' United States rental operations accounted for approximately 71% and 82% of the increase in the third quarter and year to date periods, respectively, as compared to 1995. Rental volume and average daily rental rates improved over the comparable 1995 periods, driven by increases in air passenger deplanements in the traditional tourist destinations of Florida, Hawaii and California. However, the rate of increase in rental volume experienced during the 1996 third quarter as compared to the same quarter of 1995 was below the rate experienced during the second quarter of 1996 versus the second quarter of the prior year.

Costs and Expenses. Total costs and expenses for the three months ended September 30, 1996 increased 10% to $449 million from the $406 million incurred in the third quarter of 1995. As a percentage of total revenues, total costs and expenses remained constant at 95% for both the third quarters of 1996 and 1995. Total costs and expenses for the nine month period increased $75 million, or 7%, over 1995 but declined as a percentage of revenues from 102% to 99%.

Vehicle related costs and expenses (depreciation, leasing and interest) were each individually impacted by a decision to operate a greater percentage of owned versus leased vehicles in 1996. In the aggregate, these expenses totaled $176 million for both the third quarters of 1996 and 1995. On a year to date basis, these expenses decreased $13 million or 3% compared to the first nine months of the prior year. As a percentage of revenues, this category decreased from over 41% in both the three and nine month periods of 1995 to 37% in 1996. These improvements were due to various elements of the Companies' cost reduction plan, including a less expensive fleet mix and slightly lower interest rates.

Selling, general and administrative costs increased $38 million, or 17%, for the third quarter and $77 million, or 12%, for the nine months over the comparable periods in 1995. These increases were due primarily to revenue and/or volume related expenses such as commissions, airport fees and auto maintenance. As a percentage of revenues, this expense category increased from 53% for the third quarter of 1995 to 56% for the same quarter of 1996. On a year-to-date basis, selling, general and administrative expenses as a percentage of total revenues rose from 59% in 1995 to 60% in 1996.

Other interest increased by $3.2 million and $9.5 million for the three and nine month periods, respectively, due primarily to the Senior Notes issued during the first quarter of 1996.

The minority interest in the net loss of the Companies' German operation, shown as a credit to total costs and expenses, declined from $2.0 million for the first nine months of 1995 to $653,000 for the same period in 1996. This reduction was the result of the finalization of the German acquisition, whereby the former owner's share in the acquired entity was reduced from 25% as reported in 1995 to 16% in 1996. In addition, the limit of 1996 loss contributions of DM 960,000 per the Minority Interest Shareholder Agreement was met by the end of the second quarter.

Net Results. As a result of the factors discussed above, the Company reported combined net income of $24.5 million in the third quarter of 1996, a $2.7 million increase over the $21.8 million of net income reported for the 1995 third quarter, primarily attributable to Alamo. For the nine month period, 1996 net income totalled $10.2 million, a $31.8 million improvement over the same period of 1995. The improvement in the nine-month period ended September 30, 1996 was primarily due to increased net income from Alamo of $35.6 million, over the same period in 1995, partially offset by an increase in the net loss of GUSA, Ltd. of $2.9 million over the same period in 1995.

Capital Resources and Liquidity

Net cash provided by operating activities for the nine months ended September 30, 1996 increased $39.7 million, or 13%, to $341.5 million from $301.8 million in the comparable period of 1995. The excess of cash received from rentals over cash paid to vendors was the primary factor in the overall increase consistent with the net earnings improvement noted above.

Net cash used in investing activities increased to $1,108.6 million in the first nine months of 1996, up $723.2 million from the $385.4 million used in the same period of 1995. The increase was due primarily to the growth in vehicle inventories required as a result of anticipated demand. In addition, an increase in the average holding period of vehicle inventories contributed to the decline in cash received from the sale of vehicles as compared to the first nine months of 1995.

Net cash provided by financing activities for the first nine months of 1996 increased $707.5 million to $790.6 million as compared to the first nine months of the prior year due primarily to borrowings associated with the increase in vehicle inventories consistent with the above mentioned revenue increases. In addition, principal payments on debt secured by revenue earning vehicles decreased from the first nine months of 1995 as a result of the increase in the average holding period of vehicles as mentioned above, partially offset by the temporary pay down of vehicle debt from proceeds of the issuance of the Senior Notes.

The Companies use interest rate swaps in the management of their interest rate risk. At September 30, 1996, the Companies had approximately $1,809.2 million of floating rate indebtedness, of which $325 million had interest rate protection agreements maturing through the year 2000. A substantial increase in interest rates could materially adversely affect the Companies' ability to service their debt obligations.

The aggregate amount of the Companies' indebtedness fluctuates as a result of the seasonal aspects of its business, with levels of indebtedness generally higher during the second and third quarters and lower in the first and fourth. At September 30, 1996, the Companies had $2,488.3 million in total indebtedness, of which $2,254.7 million represented secured indebtedness for the purchase of vehicles, versus $1,683.4 million and $1,546.1 million, respectively, at December 31, 1995.

The Companies had $181.2 million of capacity available under their vehicle financing facilities at September 30, 1996. The Companies believe that their cash on hand, cash provided by operations, and available borrowings under their revolving credit facilities will adequately provide for their working capital, debt service and capital expenditure requirements for at least the next twelve months.

Recent Developments

On November 6, 1996, the Companies entered into a definitive agreement for the merger or acquisition of the Companies and certain affiliated entities by Republic Industries, Inc. The completion of the transaction, which is valued at $625 million, is subject to customary conditions, including the receipt of all required regulatory approvals and the obtaining of certain consents or waivers with respect to certain outstanding indebtedness. The transaction is expected to be accounted for under the pooling of interests method of accounting. There is no assurance that the transaction will be completed.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Companies' expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Companies' control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, changes in manufacturers' repurchase programs, the Companies' leverage and restrictive covenants, competitive pressures in the rental industry, dependence on the air travel industry, seasonality, regulation and risks relating to the European operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Number     Exhibit

             4.1. Assignment, Assumption and Modification Agreement, dated as of September 20, 1996, by and among Gotham Funding Corporation, Banner Receivables Corporation, Alamo Rent-A-Car, Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, and Bank of Tokyo-Mitsubishi Trust Company.

            27.1.   Financial Data Schedule

          (b)  Reports on Form 8-K

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALAMO RENT-A-CAR, INC.


Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               Chief Executive Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALAMO RENT-A-CAR (BELGIUM), INC.

Dated:  November 12, 1996                 By:  /s/ Frank A. Armstrong
                                               ----------------------------
                                               Frank A. Armstrong
                                               President

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALAMO RENT-A-CAR (CANADA), INC.

Dated:  November 12, 1996                 By:  /s/ Roger H. Ballou
                                               ----------------------------
                                               Roger H. Ballou
                                               Vice Chairman of the Board
                                               (Principal Executive Officer)

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               Vice Chairman of the Board
                                               (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DKBERT ASSOC.

Dated:  November 12, 1996                 By:  /s/ Michael S. Egan
                                               ----------------------------
                                               Michael S. Egan,
                                               a general Partner

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GREEN CORN, INC.

Dated:  November 12, 1996                 By:  /s/ Michael S. Egan
                                               ----------------------------
                                               Michael S. Egan,
                                               Chairman of the Board
                                               and President

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GUY SALMON USA, INC.

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               President
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GUY SALMON USA, LTD.

                                          By: GUY SALMON USA, INC.

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               President
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TERRITORY BLUE, INC.

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               Chief Executive Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOWER ADVERTISING GROUP, INC.

Dated:   November 12, 1996                By:  /s/ Roger H. Ballou
                                               ----------------------------
                                               Roger H. Ballou
                                               President
                                               (Duly Authorized Officer)

Dated:  November 12, 1996                 By:  /s/ D. Keith Cobb
                                               ----------------------------
                                               D. Keith Cobb
                                               (Principal Financial Officer)

                                  Exhibit Index

     Exhibit
     Number    Exhibit
     ------    -------

       4.1. Assignment, Assumption and Modification Agreement, dated as of September 20, 1996, by and among Gotham Funding Corporation, Banner Receivables Corporation, Alamo Rent-A-Car, Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, and Bank of Tokyo-Mitsubishi Trust Company.

      27.1.    Financial Data Schedule